Form 10-KT
period 2020-12-31
Mosaic ImmunoEngineering Inc.
filed 2021-03-02
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from June 1, 2020 to December 31, 2020

Commission File Number 0-22182

MOSAIC IMMUNOENGINEERING INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

1537 South Novato Blvd, #5, Novato California (Address of principal executive offices)	94947 (Zip Code)

Registrant’s telephone number, including area code: (657) 208-0890

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 28, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $999,790, calculated based on the closing price of the registrant’s common stock as reported by OTCQB of the OTC Markets.

As of March 1, 2021, the number of shares of registrant’s common stock outstanding was 7,228,093.

DOCUMENTS INCORPORATED BY REFERENCE

None

MOSAIC IMMUNOENGINEERING INC.

TRANSITION REPORT ON FORM 10-KT

i

EXPLANATORY NOTE REGARDING THE REVERSE MERGER

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this transition report on Form 10-KT refer to Mosaic ImmunoEngineering Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

Reverse Merger

As reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2020 (“Original Form 8-K”), PTSC and Private Mosaic, a Delaware corporation organized on March 30, 2020 (date of inception), entered into a stock purchase agreement (“Stock Purchase Agreement”) on August 19, 2020, whereby one of PTSC’s wholly-owned subsidiaries merged with and into Private Mosaic, with Private Mosaic surviving as the Company’s wholly owned subsidiary (the “Reverse Merger”). On August 21, 2020, the transaction closed (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement. On October 14, 2020, the Company filed Amendment No. 1 to its Current Report on Form 8-K, which amends the Original Form 8-K to include the historical audited financial statements of Private Mosaic and unaudited pro forma financial statements of the combined company.

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

The Reverse Merger was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, Private Mosaic is considered to have acquired PTSC as the accounting acquirer because: (i) Private Mosaic stockholders owned 90% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Private Mosaic directors held a majority of board of director seats in the combined company and (iii) Private Mosaic management held all key positions in the management of the combined company. Accordingly, Private Mosaic’s historical results of operations will replace PTSC’s historical results of operations for all periods prior to the Closing Date of the Reverse Merger and, for all periods following the Closing Date of the Reverse Merger, the results of operations of the combined company will be included in the Company’s financial statements. The Reverse Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Based on the inception of Private Mosaic on March 30, 2020, the financial condition and results of operations of the Company for the periods presented in this transition report on Form 10-KT bear no relationship to the future business, financial condition and results of operations of the Company, and are not indicative of the business, financial condition and results of operations of the Company, for any future period.

EXPLANATORY NOTE REGARDING THE TRANSITION PERIOD

On December 30, 2020, the Board of Directors (“Board”) of the Company approved a change to its fiscal year end from May 31 to December 31. The change in fiscal year became effective for the Company’s 2020 fiscal year, which began June 1, 2020 and ended December 31, 2020. Accordingly, the Company is filing this transition report on Form 10-KT for the seven-month period from June 1, 2020 through December 31, 2020 within the time period prescribed by the SEC. Based on the corporate inception of Private Mosaic on March 30, 2020 as the accounting acquirer, the prior year comparative financial information covers the period March 30, 2020 (date of inception) to May 31, 2020, included in this transition report on Form 10-KT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This transition report on Form 10-KT, including all documents incorporated by reference herein, includes certain statements constituting “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, including statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, and we rely on the “safe harbor” provisions in those laws. We are including this statement for the express purpose of availing ourselves of the protections of such safe harbors with respect to all such forward-looking statements. The forward-looking statements in this report reflect our current views with respect to future events and financial performance. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “may,” “could,” “should,” “would,” “will,” “shall,” “propose,” “continue,” “predict,” “plan” and similar expressions are generally intended to identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Any forward-looking statement is not a guarantee of future performance.

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to those items shown under “Item 1A. Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to publicly disclose the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this transition report on Form 10-KT refer to Mosaic ImmunoEngineering Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

ITEM 1.	BUSINESS

Business Overview

We are a preclinical, development-stage biotechnology company focused on a platform technology based on the immunostimulatory potential of nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases.  Mosaic’s founders came together to focus on advancing the development of a novel nanoparticle-based intra-tumoral immunotherapy with broad potential to treat solid tumors in addition to pursuing the Modular Vaccine Platform, as described below.

Development Programs

Our lead immuno-oncology candidate, MI-O-101, resulted from years of research by our scientific co-founders that was supported by numerous grants totaling more than $20 million in aggregate from federal and private funding agencies. Published preclinical data from our co-founders’ studies and ongoing research support the anti-tumor activity of MI-O-101 as a monotherapy and have demonstrated its ability to improve anti-tumor effects when combined with standard cancer treatments including chemotherapy, radiation and immunotherapy. These studies include data from multiple preclinical tumor models, veterinary studies in companion animals with naturally occurring cancer, as well as showing the potential to activate human immune effector cells in vitro. MI-O-101 is currently in late-stage preclinical development with plans for advancement towards Phase I clinical trials as funding becomes available.

Our Modular Vaccine Platform (“MVP”) utilizes the same nanotechnology-based immune adjuvant as our therapeutic immuno-oncology candidate, chemically linked with carefully selected targets of interest to direct a potentially prophylactic or therapeutic immune response. In preclinical studies, this technology platform has demonstrated effectiveness when utilized with oncology targets, oncogenic virus targets and recently with viral infectious disease targets. Our MVP platform is designed to facilitate the rapid development of vaccine candidates due to its modular nature. The adjuvant and linking chemistry can be stockpiled and ready for the rapid identification of targets of interest which can be linked for testing in a short time. The MVP platform combined with our proprietary trans-dermal delivery system could potentially allow for self-administration and shipment of materials at room temperature, which makes the platform ideal for rapid response situations. We and our research partners are actively working with the MVP platform towards a possible lead candidate for COVID-19 while simultaneously advancing the system for rapid response, as well as the development of nanotechnology versions of more traditional vaccine candidates in infectious diseases and oncology.

Technology Overview

MI-O-101 is a nanoparticle-based treatment candidate derived from a plant virus called cowpea mosaic virus (“CPMV”). The product is injected directly into an identified tumor as an in situ vaccine intended to activate a robust immune response against the primary tumor and to prime systemic anti-tumor immunity, while reversing immunosuppressive signals in the tumor microenvironment (“TME”). Although plant viruses and their nanoparticle formulations, such as MI-O-101, are non-infectious toward mammals, their repetitive proteinaceous nature renders them highly visible to the immune system. The structure of MI-O-101 includes repetitive, multivalent coat protein assemblies known as pathogen-associated molecular patterns (“PAMP”) that have been shown to activate the innate immune system. The primary PAMP receptors that recognize proteins are Toll-like receptors (“TLRs”). MI-O-101 is recognized by multiple TLRs, thus priming the innate immune system with high potency. Activation of innate immune cells within the TME leads to secretion of key cytokines involved in immunity mediated by T helper cells termed Th1 cells. Activated M1-type macrophages and N1-type neutrophils, as well as natural killer cells lead to tumor cell killing and subsequent antigen-processing leading to adaptive anti-tumor immunity. Most importantly, preclinical data show that MI-O-101 treatment leads to long-lasting immune memory, thus protecting from recurrence of the disease. Efficacy of MI-O-101 has been demonstrated in mouse models of ovarian cancer, breast cancer, colon cancer, and melanoma. Studies in companion dogs with melanoma, sarcoma, and breast cancer indicate that the potent anti-tumor efficacy of MI-O-101 can be replicated in these animals.

Business Strategy

Our strategy is to leverage our considerable industry experience, understanding of immunotherapies, and development expertise to identify, develop and commercialize product candidates with significant market potential that can fulfill unmet medical needs in the treatment of cancer. We have assembled a management team along with both scientific and business advisors, including recognized experts in the field of immunotherapy, with significant industry and regulatory experience to lead and execute the development and commercialization of MI-O-101.

We plan to further develop MI-O-101 as our lead program. The regulatory pathway required to support an NDA submission will consist of conducting a full clinical development program which will take several years. We will continue to prioritize our product development activities after taking into account the financial resources we have available, market dynamics and the potential for adding value.

Our Corporate History and Background

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license technology for a novel platform technology using immunostimulatory nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases in humans and for veterinary use. On August 21, 2020, we closed a Reverse Merger transaction (as discussed below) by and between Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering Inc.) and Private Mosaic. On November 30, 2020, we filed amended and restated articles of incorporation with the Secretary of State of the State of Delaware (“Amended and Restated Certificate”) to change the name of the Company to Mosaic ImmunoEngineering Inc. (“Name Change”), to implement a 1-for-500 reverse stock split (“Reverse Stock Split”), and to reduce the number of authorized shares of common stock from 600 million to 100 million. The Reverse Stock Split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split. On December 30, 2020, we changed our fiscal year end from May 31 to December 31. The following discussion represents additional information pertaining to these key corporate events:

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

The Reverse Merger was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, Private Mosaic is considered to have acquired PTSC as the accounting acquirer because: (i) Private Mosaic stockholders owned 90% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Private Mosaic directors held a majority of board seats in the combined company and (iii) Private Mosaic management held all key positions in the management of the combined company. Accordingly, Private Mosaic’s historical results of operations will replace PTSC’s historical results of operations for all periods prior to the Closing Date of the Reverse Merger and, for all periods following the Closing Date of the Reverse Merger, the results of operations of the combined company will be included in the Company’s financial statements.

Based on the inception of Private Mosaic on March 30, 2020, the prior year financial information and the financial condition and results of operations of the Company for the periods presented in this transition report on Form 10-KT bear no relationship to the future business, financial condition, and results of operations of the Company.

Name Change

On November 30, 2020, Patriot Scientific Corporation changed its name to Mosaic ImmunoEngineering Inc. to align the Company’s corporate name with its new strategic direction, upon filing its Amended and Restated Certificate.

Reverse Stock Split

On October 21, 2020 and October 22, 2020, our Board of Directors and majority shareholders, respectively, approved the Reverse Stock Split of one (1) share of our Common Stock for every 500 shares of our Common Stock (“1-for-500”). On November 30, 2020, we filed the Amended and Restated Certificate to effect a Reverse Stock Split on December 2, 2020, whereby every 500 shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.00001. The following chart reflects the changes in our capital structure, including the assumed conversion of Series A Preferred and Series B Preferred, following the Reverse Stock Split, and the issuance of 3,017 new shares of common stock in lieu of fractional shares.

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

Change in Fiscal Year

On December 30, 2020, the Board approved a change to our fiscal year end from May 31 to December 31. The change in fiscal year is effective for the Company’s 2020 fiscal year, which began June 1, 2020 and ended December 31, 2020. Accordingly, the Company is filing this transition report on Form 10-KT for the seven-month period from June 1, 2020 through December 31, 2020.

License Option Agreement

On July 1, 2020, we signed a License Option Agreement with CWRU, granting us the exclusive right to license technology for a novel platform technology using immunostimulatory nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases in humans and for veterinary use. Under the License Option Agreement, CWRU granted us an exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use.

Under the License Option Agreement, we issued CWRU 70,000 shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of Common Stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold. As of December 31, 2020, the remaining Capital Threshold was approximately $626,000.

Patents and Proprietary Rights

Our License Option Agreement

Under the License Option Agreement, we have the rights to evaluate the development of products under three patent families for an initial period of two years ending July 1, 2022. Within the two-year period, provided we achieve our diligence milestones as described above, we have the right to negotiate and execute a license agreement with CWRU. While we believe we can achieve these diligence milestones within the two-year period, as of December 31, 2020, we have not achieved completion of any of these diligence milestones. In the event we are not able to achieve these diligence milestones by July 1, 2022, our core technology may no longer be available to us to further develop. If we are able to secure a definitive license under the License Option Agreement, the following represents a summary of the three patent families that may be available to us:

1.	Immuno-Oncology: “Cancer Immunotherapy using Virus Particles", with PCT Patent Application, Publication No. WO 2016/073972 and associated U.S. applications, including unpublished U.S. application Serial No. 16/851,778, and foreign patents or applications in Europe, Japan, China, Canada and Australia.
2.	Vaccine and Transdermal Delivery: “Melt Processed Viral Nanoparticle Constructs”, with U.S. Patent Application, Publication No. US 2019/0350871 and European Patent Application, Publication No. EP 3 535 283 (PCT, WO 2018/085658).
3.	Drug Delivery: “Non-Covalent Loading of Plant Picornavirus Particles”, with US Patent No. 10,590,394 and European Patent No. 2 958 993.

As of December 31, 2020, the aforementioned patent families included two (2) issued U.S. patents, five (5) issued or granted foreign patents and ten (10) additional pending U.S. and foreign patent applications claiming methods of treating cancer using certain plant viruses, both alone and in combination therapies, and certain methods of manufacture thereof.

Our patent strategy is to in-license and/or file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, assuming all maintenance fees are paid, patents have a term of twenty years from the earliest priority date (other than a priority date for a provisional application). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent. Notwithstanding the foregoing, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in limited cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Also, examination is often lengthy and can involve numerous challenges to the claims sought. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States, the European Union, and other countries may diminish the value of the underlying patents under our License Option Agreement or narrow the scope of our patent protection.

Our success depends in large part on our ability and CWRU’s ability to obtain and maintain patent protection in the United States, the European Union, and other major pharmaceutical markets with respect to our proprietary technology and products under the License Option Agreement. We or CWRU will seek to protect our proprietary position by filing patent applications in the United States and internationally that are related to our novel technologies and product candidates. We currently heavily rely on CWRU to assist with protecting the underlying patents and patent applications under the License Option Agreement.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We or CWRU may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we or CWRU will fail to identify patentable aspects of our discovery and preclinical development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology under the License Option Agreement. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Any inability by us or CWRU to protect adequately the underlying intellectual property covered by the License Option Agreement may have a material adverse effect on our business, operating results, and financial position.

Our Trade Secrets

We also rely upon unpatented trade secrets, and there is no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that such rights can be meaningfully protected. We require our employees, consultants, outside scientific collaborators, and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreement provides that all inventions conceived by such employees shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Third-Party Rights

Our success also depends in part on our ability to gain access to third-party patent and proprietary rights and to operate our business without infringing on third-party patent rights. We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize our product candidates. Licenses required under third-party patents or proprietary rights may not be available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products, if approved, requiring these licenses at all. The failure to obtain licenses, if needed, may have a material adverse effect on our business, operating results, and financial position.

Government Regulation

Regulatory Compliance

Our planned research and development activities, including testing in laboratory animals and in humans, our manufacture of MI-O-101, and oversight of suppliers and contract manufacturers involved in the production of our product candidates, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing of the product candidates that we are developing, are all subject to stringent regulation, primarily by the FDA in the United States under the Federal Food, Drug, and Cosmetic Act (the "FDCA") and its implementing regulations, and the Public Health Service Act ("PHS Act") and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. If for any reason we do not comply with applicable requirements, such noncompliance can result in various adverse consequences, including one or more delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals if granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

Product Development and Approval Process

In the United States, our product candidates are regulated as biologic pharmaceuticals, or biologics. The FDA's regulatory authority for the approval of biologics resides in the PHS Act. However, biologics are also subject to regulation under the FDCA because most biological products also meet the FDCA's definition of "drugs." Most pharmaceuticals or "conventional drugs" consist of pure chemical substances and their structures are known. Most biologics, however, are complex mixtures that are not easily identified or characterized. Biological products differ from conventional drugs in that they tend to be heat-sensitive and susceptible to microbial contamination, thus requiring sterile manufacturing processes. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulations;
•	submission to the FDA of an Investigational New Drug Application (“IND”) which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent Institutional Review Board (“IRB”) ethics committee at each clinical site before the trial is initiated;
•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and its safety and efficacy for each indication;
•	preparation of and submission to the FDA of a Biologics License Application (“BLA”) for a new biologic, after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with current Good Manufacturing Practice (“cGMP”) regulations; and
•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the United States.

Preclinical tests assess the potential safety and efficacy of a product candidate in animal models. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (“cGCPs”), which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before the trials may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a pharmaceutical, including a biologic, is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•	Phase I studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.
•	Phase II includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational product for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the product.
•	Phase III clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval.
•	Phase IV clinical trials may be required to as post-marketing studies to find out more about the product’s long-term risks, benefits, and optimal use, or to test the drug in different populations.

The FDA may place clinical trials on hold at any point in this process if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. Trials may also be terminated by IRBs, which must review and approve all research involving human subjects. Side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing authorization.

The results of the preclinical and clinical testing, along with information regarding the manufacturing of the product and proposed product labeling, are evaluated and, if determined appropriate, submitted to the FDA through a BLA. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things.  Once the BLA submission has been accepted for filing, the FDA’s standard goal is to review applications within ten months of the filing date or, if the application relates to a drug that treats a serious condition and would provide a significant improvement in safety or effectiveness qualifying for Priority Review, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification.

The FDA offers certain programs, such as Breakthrough Therapy Designation (“BTD”) and Fast Track designation, designed to expedite the development and review of applications for products intended for the treatment of a serious or life-threatening disease or condition. For BTD, preliminary clinical evidence of the product indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If BTD or Fast Track designation is obtained, the FDA may initiate review of sections of a BLA before the application is complete, and the product may be eligible for accelerated approval. However, receipt of BTD or Fast Track designation for a product candidate does not ensure that a product will be developed or approved on an expedited basis, and such designation may be rescinded if the product candidate is found to no longer meet the qualifying criteria.

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, which includes determining whether it is effective for its intended use, and whether the product is being manufactured in accordance with cGMP, to assure and preserve the product’s identity, strength, quality, potency and purity. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, and applications for new molecular entities and original BLAs are generally discussed at advisory committee meetings unless the FDA determines that this type of consultation is not needed under the circumstances. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

After the FDA evaluates the BLA and conducts inspections of manufacturing facilities, it may issue an approval letter or a complete response letter (“CRL”). An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL may require additional inspections, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy ("REMS") plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates being developed, and products being marketed outside of the United States. We must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of our products in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required by the FDA for BLA licensure. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Manufacturing

We have limited experience in manufacturing MI-O-101 and we currently do not possess any internal manufacturing infrastructure or capabilities, especially in the growth and manufacturing of plant viruses. We plan to rely on internal manufacturing and development capabilities, as capital resources become available and capabilities are developed, in addition to third-party contract manufacturing and development organizations, or CDMOs, to manufacture our biological product candidates for clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We believe that this strategy hybrid will enable us to control and manage preclinical and early-stage clinical manufacturing while outsourcing other aspects of manufacturing and later-stage clinical manufacturing that would likely require higher infrastructure cost to build and operate. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor. To date, we have not manufactured any of our products candidates due to our limited capital resources.

Sales and Marketing

None of our product candidates has been approved for sale. If and when our product candidates advance closer to marketing approval, we may commercialize them on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. We currently have no sales, marketing or commercialization capabilities and have no experience as a company doing such activities. However, we may build the necessary capabilities and infrastructure over time following the advancement of our product candidates. Clinical data, the size of the opportunity and the size of the commercial infrastructure required will influence our commercialization plans and decision making.

Competition

Competition in the pharmaceutical and biotechnology industry is intense and characterized by aggressive research and development and rapidly evolving science, technology, and standards of medical care throughout the world. Regarding our competitive position in the industry, our lead product, MI-O-101, is in preclinical development in oncology and would face competition with all other immuno-oncology products either in development or already approved. Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, conducting preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. These third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of biosimilar or generic products.

Segment information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company's primary focus is on research and development of immunotherapies with broad potential to treat cancer.

Corporate Information

Mosaic ImmunoEngineering Inc., formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. The Company has two wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company (formerly referred to as Private Mosaic in connection with the Reverse Merger), a corporation organized under Delaware law on March 30, 2020 (date of inception) and Patriot Data Solutions Group, Inc., an inactive subsidiary of PTSC.

Our business address is 1537 South Novato Blvd., #5, Novato, California 94947 and our telephone number is (657) 208-0890. Our website address is www.mosaicie.com.  The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in this transition report on Form 10-KT.

Employees

At December 31, 2020, we have three full-time employees and four part-time employees. We also engage consultants and part-time assistance, as needed. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. Our employees are not covered by a key person life insurance policy.

Available Information

Reports we file with the Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act of 1934, as amended (the “Exchange Act”), including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street NE, Washington, D.C. 20549. Our filings are also available to the public at the website maintained by the SEC at www.sec.gov. In addition, we also make available, free of charge, through our website at www.mosaicie.com, our reports filed with the SEC or by written request to the Company at Mosaic ImmunoEngineering Inc., 19881 Brookhurst Street, C-245, Huntington Beach, California 92646, Attention: Corporate Secretary. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in this transition report on Form 10-KT.

Smaller Reporting Company

We are currently a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and are thus allowed to provide simplified executive compensation disclosures in our filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and have certain other reduced disclosure obligations with respect to our SEC filings.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with our consolidated financial statements and related notes thereto appearing elsewhere in this transition report on Form 10-KT (this “Transition Report”) and with the audited financial statements and notes thereto of Private Mosaic as of and for the period March 30, 2020 (date of inception) to May 31, 2020 included in our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission, or SEC, on October 14, 2020.

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Transition Report refer to Mosaic ImmunoEngineering Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

Risks Related to Our Operations

We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.

Private Mosaic was formed on March 30, 2020, and therefore, we have limited operating history and we have not raised any capital other than the remaining net assets acquired under the Reverse Merger. Therefore, our historical results do not reflect the significant costs required to develop our product candidates. In addition, our products are in preclinical development and therefore, we anticipate that our expenses will increase substantially over the next several years, if and as we:

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

We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to advance our product candidates and begin to generate clinical data, we may have greater difficulty raising capital on favorable terms, or at all. In addition, there are many risks associated with our financial position and need for additional capital, as further described below under the section titled “Risks Related to Our Financial Position and Need for Additional Capital”.

If we are able to raise sufficient capital, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses that we incur may fluctuate significantly from quarter to quarter and year to year.

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

The Report of Independent Registered Public Accounting Firm on our consolidated financial statements includes an explanatory paragraph stating that the Company’s limited cash on hand and its limited operating history raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are early in our development efforts and our product candidates are in preclinical development.

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

We are an early development stage biotechnology company formed on March 30, 2020. Our ongoing operations to date have been limited to organizing the Company, business planning, acquiring rights to license the technology, identifying potential product candidates, and undertaking preclinical studies in collaboration with our external researchers under university approved grants. In addition, we have limited human resources to help us achieve our goals. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer and more established operating history. In addition, as an early-stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a new strain of coronavirus surfaced in Wuhan, China and has reached multiple other regions and countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various mitigation responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as leading to reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. COVID-19 may cause delays in our research activities, and while COVID-19 has not materially affected our operations to date, the extent to which COVID-19 could impact our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, a potential vaccine, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others. Timely initiation and completion of planned preclinical studies is dependent upon the availability of, for example, preclinical study sites, university researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical studies in geographies that are currently being affected by COVID-19. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price and our ability to access the capital markets.

The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.

The Company and its subsidiaries carry limited directors’ and officers’ insurance with a high deductible. In addition, we do not carry general business liability insurance or other insurance applicable to our business. Successful claims against the Company would likely render us insolvent. The Company has not reserved any amounts in connection with self-insuring against any potential claims against the Company or its subsidiaries.

Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of our product candidates.

Given the early stage of development for both product candidates, the risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete formulation development for our products, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. In addition, product manufacturing and process development along with preclinical and clinical testing are all expensive activities, difficult to design and implement, and can take several years to complete. The outcome of preclinical and clinical trials is inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates, may not be predictive of the results of later-stage clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval.

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

If our product candidates are associated with undesirable effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Currently unknown, drug-related side effects may be identified in our planned clinical studies and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Reported serious adverse events may arise and the occurrence, whatever the cause, may impact the conduct of any ongoing or future clinical trial. To date, our product candidates have not been evaluated in any human clinical studies. Any occurrence of clinically significant adverse events may harm our business, financial condition and prospects significantly.

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

In addition, we will be required to be compliant with public company internal control requirements mandated under Section 302 and 906 of the Sarbanes-Oxley Act. We will be implementing measures designed to improve our internal controls over financial reporting, including bringing in additional accounting resources, if necessary, and establishing new accounting and financial reporting procedures to establish an appropriate level of internal controls over financial reporting. However, we are still in the process of implementing these measures and cannot provide assurances that we will be successful in doing so. If we are unable to successfully implement internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected.

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

We expect our expenses to significantly increase in parallel with our ongoing activities, particularly as we initiate product manufacturing to support preclinical and clinical testing, preclinical studies, including toxicology studies, clinical development, and eventually, if successful, seek marketing approval for, our product candidates. If we are unable to raise capital when needed or on attractive terms, we would be forced to further delay our preclinical and clinical development programs or any future commercialization efforts.

Based upon current operating plans, our current working capital is insufficient to fund our operations for the next twelve months. We will require additional capital to support our development plans and eventually the commercialization of our product candidates, if approved, and may also need to raise additional funds to pursue other development activities related to additional product candidates. Our funding needs may fluctuate significantly based on several factors, including, but not limited to:

•	the scope, progress, results and costs of product development and manufacture of drug product to support preclinical and clinical development of our product candidates;

•	the extent to which we enter into additional collaboration arrangements regarding product discovery or development;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	our ability to establish additional collaborations with favorable terms, if at all;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	The costs to in-license our product candidates from Case Western Reserve University, and others if we acquire or in-license other products or technologies; and

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

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

We will face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop, if approved;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue, if approved;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any products that we may develop.

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

Due to our limited operations and no existing manufacturing infrastructure or capabilities, we may utilize third parties to formulate, manufacture, package, and distribute preclinical and clinical supplies of our product candidates. In addition, these materials are custom-made and available from only a limited number of sources. Despite drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Any performance failure on the part of our future manufacturers of drug substance or drug products could delay clinical development or potential marketing approval.

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

The third parties we may rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our clinical or commercialization activities. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Additionally, macro-economic conditions may adversely affect these third parties, causing them to suffer liquidity or operational problems. If a key third-party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.

In addition, our product candidate, and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Our anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in limited cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Also, examination is often lengthy and can involve numerous challenges to the claims sought. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States, the European Union, and other countries may diminish the value of the underlying patents under our License Option Agreement or narrow the scope of our patent protection.

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

On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with CWRU, granting us the exclusive right to license technology and patent portfolios concerning certain immunostimulatory nanotechnology-based therapeutics and formulations to treat cancer and diseases in humans and for veterinary use. Under the License Option Agreement, CWRU granted us the exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use. In addition, if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the date of the License Option Agreement, which amount has been estimated to be approximately $267,000.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including proceedings challenging validity before the United States Patent and Trademark Office (“USPTO”) and/or European Patent Office (“EPO”). Third parties may assert infringement claims against us or CWRU based on existing patents or patents that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing any infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also plan to rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any NDAs or similar agreements entered into by the Company may not be with all relevant parties, or adequately protect the confidentiality of our trade secrets. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.

We are highly dependent on the product development, clinical and business development expertise of the principal members of our management, scientific and clinical teams. Although we have entered into offer letters with our executives and employees, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product manufacturing, preclinical research, clinical development, and regulatory affairs, as capital resources become available. To manage our anticipated future growth, we must also implement and improve our managerial, operational and financial systems, identify new facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We will incur significant legal, accounting and other expenses that Private Mosaic did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act and rules and regulations promulgated by the SEC and The OTC Markets. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for the Company to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for the Company to attract and retain qualified individuals to serve on our board of directors or as executive officers of the Company, which may adversely affect investor confidence in the Company and could cause our business or stock price to suffer.

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

Risks Related to Our Common Stock

Our common stock is quoted on the OTCQB tier of the OTC Markets, which could adversely affect the market price and liquidity of our common stock.

Our common stock is quoted on OTCQB tier of the OTC Markets. The quotation of our shares on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There can be no assurance that there will be an active market for our shares of common stock either now or in the future or that stockholders will be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, our stockholders may not find purchasers for our securities should they to desire to sell them.

If we fail to meet the eligibility requirements of OTCQB, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.

The companies whose securities are quoted on the OTCQB Venture Market must maintain certain eligibility criteria, including having a minimum bid price for of $0.01, having at least 50 beneficial shareholders owning at least 100 shares of common stock, a public float of at least 10% of total issued and outstanding shares of common stock, as defined by OTC Markets, current in the payment of annual fees and certifications, among other requirements as defined by the OTC Markets, to continue to be quoted on the OTCQB.  There is no guarantee that we will continue to meet OTCQB criteria to continue to have our common stock be quoted thereon. As a result, failure to be quoted on the OTCQB would cause the Company’s common stock to be quoted on the OTC Pink Open Market, which may severely adversely affect the market liquidity for our shares by limiting the ability of broker-dealers to sell such shares, and the ability of stockholders to sell their shares in the secondary market. In addition, if we are no longer quoted on the OTCQB, there can be no assurance that will meet the eligibility criteria and requalify for quotation on the OTCQB.

Although our stock is quoted on the OTCQB, we could subsequently be removed from the OTCQB if we fail to remain current with our financial reporting requirements.

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we would be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results from preclinical testing and clinical trial results, and our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;

•	issues in manufacturing our product candidates;

•	the entry into, or termination of, key agreements, including our License Option Agreement with CWRU and any future license agreement;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of the underlying intellectual property rights under the License Option Agreement or defend against the intellectual property rights of others;

•	announcements by competitors of new commercial products, clinical progress or the lack thereof, significant contracts, or commercial relationships;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	the loss of key employees;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	changes in the structure of healthcare payment systems; and
•	issuance of new shares of common stock from raising additional capital, which may not be available on acceptable terms, or at all; and

•	period-to-period fluctuations in our financial results.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company has no properties at December 31, 2020, and at the period covered by this Report, has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. The Company expects this arrangement to continue until the Company can raise sufficient capital to advance its research and development pipeline.

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 9, Commitments and Contingencies, to the accompanying audited consolidated financial statements and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCQB tier of the OTC Markets under the trading symbol “CPMV”. These quotations as reported by the OTCQB reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Based on the closing date of the Reverse Merger on August 21, 2020, the following table sets forth the range of high and low bid quotations for the third and fourth quarters of the year ended December 31, 2020.

	Bid Quotations
	High	Low
Year Ended December 31, 2020
Third Quarter	$6.00	$0.65
Fourth Quarter	$9.23	$1.65

On February 26, 2021, the closing price of our stock was $3.76 per share and we had 694 stockholders of record. In addition, as of December 23, 2020, representing the most recent date we have obtained such information, there were approximately 8,100 holders of our common stock held by brokers and other institutions on behalf of stockholders.

Transfer Agent

The transfer agent of our common stock is Issuer Direct Corporation, having an office at 1981 Murray Holladay Rd., Suite 100, Salt Lake City, UT 84117; their phone number is (801) 272-9294.

Dividend Policy

We paid no dividends during the transition period ended December 31, 2020 and period ended May 31, 2020, and we do not expect to pay any cash dividends in the foreseeable future. We expect to retain our future earnings, if any, to fund our research and development efforts.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2020:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	336,328	(1)	–	(2)	466,457	(3)
Equity compensation plans not approved by stockholders	–		–		–
Total	336,328	(1)	–	(2)	466,457	(3)

 ______________________

(1)	Represents restricted stock units (“RSUs”) granted under our stockholder approved equity compensation plan referred to as the 2020 Omnibus Incentive Plan (“2020 Plan”).

(2)	Weighted-average exercise price is not shown as there is no exercise price for RSUs.

(3)	On the first anniversary date from the adoption date of the 2020 Plan (or on October 21, 2022), the total number of shares of common stock reserved for issuance under the 2020 Plan shall automatically increase to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities, such as the shares issuable upon the conversion of convertible preferred stock, as calculated on an as-converted basis. The number of shares remaining available for future issuance excludes any of these additional shares.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, selected financial data is not required to be disclosed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this transition report on Form 10-KT (“Transition Report”) refer to Mosaic ImmunoEngineering Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Transition Report and with the audited financial statements and notes thereto of Private Mosaic as of and for the period ended May 31, 2020 included in our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission, or SEC, on October 14, 2020. As further described in “Note 1 – Organization and Business” and “Note 2 – Summary of Significant Accounting Policies” in this Transition Report, Private Mosaic was determined to be the accounting acquirer in the Reverse Merger and, accordingly, the pre-Reverse Merger historical financial information presented in this Transition Report reflects the standalone financial statements of Private Mosaic for the period March 30, 2020 (date of inception) to May 31, 2020.

Cautionary Note Regarding Forward-Looking Statements

This Transition Report, including all documents incorporated by reference herein, includes certain statements constituting “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, including statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, and we rely on the “safe harbor” provisions in those laws. We are including this statement for the express purpose of availing ourselves of the protections of such safe harbors with respect to all such forward-looking statements. The forward-looking statements in this Transition Report reflect our current views with respect to future events and financial performance. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “may,” “could,” “should,” “would,” “will,” “shall,” “propose,” “continue,” “predict,” “plan” and similar expressions are generally intended to identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Any forward-looking statement is not a guarantee of future performance. Please see Part I, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for a full fiscal year or any other future period. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Overview

We are a preclinical, development-stage biotechnology company focused on a platform technology based on the immunostimulatory potential of nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases.  Mosaic’s founders came together to focus on advancing the development of a novel nanoparticle-based intra-tumoral immunotherapy with broad potential to treat solid tumors in addition to pursuing the Modular Vaccine Platform, as described below.

Our lead immuno-oncology candidate, MI-O-101, resulted from years of research by our scientific co-founders that was supported by numerous grants totaling more than $20 million in aggregate from federal and private funding agencies. Published preclinical data from our co-founders’ studies and ongoing research support the anti-tumor activity of MI-O-101 as a monotherapy and have demonstrated its ability to improve anti-tumor effects when combined with standard cancer treatments including chemotherapy, radiation and immunotherapy. These studies include data from multiple preclinical tumor models, veterinary studies in companion animals with naturally occurring cancer, as well as showing the potential to activate human immune effector cells in vitro. MI-O-101 is currently in late-stage preclinical development with plans for advancement towards Phase I clinical trials as funding becomes available.

Our Modular Vaccine Platform (“MVP”) utilizes the same nanotechnology-based immune adjuvant as our therapeutic immuno-oncology candidate, chemically linked with carefully selected targets of interest to direct a potentially prophylactic or therapeutic immune response. In preclinical studies, this technology platform has demonstrated effectiveness when utilized with oncology targets, oncogenic virus targets and recently with viral infectious disease targets. Our MVP platform is designed to facilitate the rapid development of vaccine candidates due to its modular nature. The adjuvant and linking chemistry can be stockpiled and ready for the rapid identification of targets of interest which can be linked for testing in a short time. The MVP platform combined with our proprietary trans-dermal delivery system could potentially allow for self-administration and shipment of materials at room temperature, which makes the platform ideal for rapid response situations. We and our research partners are actively working with the MVP platform towards a possible lead candidate for COVID-19 while simultaneously advancing the system for rapid response, as well as the development of nanotechnology versions of more traditional vaccine candidates in infectious diseases and oncology.

Recent Developments

On August 21, 2020, we closed a Reverse Merger transaction (as discussed below) by and between Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering Inc.) and privately held Mosaic ImmunoEngineering Inc, (“Private Mosaic”). On November 30, 2020, we filed amended and restated articles of incorporation with the Secretary of State of the State of Delaware (“Amended and Restated Certificate”) to change the name of the Company to Mosaic ImmunoEngineering Inc. (“Name Change”), to implement a 1-for-500 reverse stock split (“Reverse Stock Split”), and to reduce the number of authorized shares of common stock from 600 million to 100 million. The Reverse Stock Split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split. On December 30, 2020, we changed our fiscal year end from May 31 to December 31. The following discussion represents additional information pertaining to these key corporate events:

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

The Reverse Merger was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, Private Mosaic is considered to have acquired PTSC as the accounting acquirer because: (i) Private Mosaic stockholders owned 90% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Private Mosaic directors held a majority of board seats in the combined company and (iii) Private Mosaic management held all key positions in the management of the combined company. Accordingly, Private Mosaic’s historical results of operations will replace PTSC’s historical results of operations for all periods prior to the Closing Date of the Reverse Merger and, for all periods following the Closing Date of the Reverse Merger, the results of operations of the combined company will be included in the Company’s financial statements.

Based on the inception of Private Mosaic on March 30, 2020, the financial information and the financial condition and results of operations of the Company for the periods presented in this Transition Report bear no relationship to the future business, financial condition and results of operations of the Company.

Name Change

On November 30, 2020, Patriot Scientific Corporation changed its name to Mosaic ImmunoEngineering Inc. to align the Company’s corporate name with its new strategic direction, upon filing its Amended and Restated Certificate.

Reverse Stock Split

On October 21, 2020 and October 22, 2020, our Board of Directors and majority shareholders, respectively, approved the Reverse Stock Split of one (1) share of our Common Stock for every 500 shares of our Common Stock (“1-for-500”). On November 30, 2020, we filed the Amended and Restated Certificate to effect a Reverse Stock Split on December 2, 2020, whereby every 500 shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.00001. The following chart reflects the changes in our capital structure, including the assumed conversion of Series A Preferred and Series B Preferred, following the Reverse Stock Split, and the issuance of 3,017 new shares of common stock in lieu of fractional shares.

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

Change in Fiscal Year

On December 30, 2020, the Board approved a change to our fiscal year end from May 31 to December 31. The change in fiscal year is effective for the Company’s 2020 fiscal year, which began June 1, 2020 and ended December 31, 2020. Accordingly, the Company is filing this Transition Report on Form 10-KT for the seven-month period from June 1, 2020 through December 31, 2020.

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

Under the License Option Agreement, the Company issued CWRU 70,000 shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of Common Stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding Common Stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or Common Stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold. As of December 31, 2020, the remaining Capital Threshold was approximately $626,000.

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

On August 21, 2020, the Reverse Merger transaction was closed pursuant to which Private Mosaic merged into PTSC. Due to the nominal assets and limited operations of PTSC prior to the Reverse Merger, the transaction was treated as a reverse acquisition under the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, whereby Private Mosaic became the accounting acquirer (legal acquiree) and PTSC was treated as the accounting acquiree (legal acquirer). As the transaction was treated as a reverse asset acquisition, no intangibles, including goodwill, were recognized. The net tangible assets acquired and liabilities assumed totaled $374,435, which were acquired by Private Mosaic in connection with the transaction and are recorded at their acquisition date fair values as of the Closing Date, as follows:

Cash and cash equivalents	$427,971
Restricted cash and cash equivalents	177,244
Refundable income taxes	26,078
Prepaid expenses and other current assets	10,402
Investment in affiliated company	32,739
Accounts payable, accrued expenses and other	(299,999)
Net assets acquired	$374,435

2.	Investment in Affiliated Companies

We have a 50% interest in Phoenix Digital Solutions LLC (“PDS”). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated company” and also is adjusted by contributions to and distributions from PDS. We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

We currently own 2,100,000 shares of preferred stock, representing approximately a 46% ownership interest, on an as-converted basis, in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks. The shares are convertible at our option into shares of Holocom’s common stock on a one-to-one basis. The preferred stock entitles us to receive non-cumulative dividends at the per annum rate of $0.04 per share, when and if declared by the Board of Directors of Holocom, as well as a liquidation preference of $0.40 per share, plus an amount equal to all declared but unpaid dividends. As of the Closing Date and as of December 31, 2020, our investment in Holocom was valued at $0 based on various indicators of impairment, including Holocom’s inability to meet its business plan and raise sufficient capital, in addition to the general economic environment.

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

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At the date of issuance on August 21, 2020 (at inception) and as of December 31, 2020, the estimated fair value of the anti-dilution issuance rights was $83,500. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at inception and upon remeasurement at December 31, 2020, were as follows:

	At December 31, 2020	At inception
Fair value of common stock (per share)	$3.25	$3.30
Estimated additional shares of common stock	31,353	57,462
Expected volatility	90%	135%
Expected term (years)	0.25	0.45
Risk-free interest rate	0.09%	0.11%

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

With the exception of refundable income taxes, we have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses in addition to the potential loss of deferred tax assets as a result of the change in control (see Note 1 to the accompanying consolidated financial statements). As a result of this determination, and with the exception for the aforementioned refundable income taxes, we have recorded a full valuation allowance against our deferred tax assets.

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

Results of Operations

Private Mosaic, the accounting acquirer in the Reverse Merger, was incorporated on March 30, 2020 (date of inception). Therefore, Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Closing Date of the Reverse Merger and, for all periods following the Closing Date of the Reverse Merger, the results of operations of the combined company are included in the Company’s financial statements. Based on the corporate inception of Private Mosaic, the prior year financial information covers the period March 30, 2020 (date of inception) to May 31, 2020 while the transition period covers the seven-month period from June 1, 2020 through December 31, 2020.

Seven Months Ended December 31, 2020:

Research and Development Expenses

Research and development expenses of approximately $343,000 for the seven months ended December 31, 2020 are related to (i) salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies of approximately $259,000 and (ii) the recognition of the fair market value of the Class B common stock issued under the License Option Agreement and the fair market value of the anti-dilution issuance rights issued to the holder of the Series B Preferred in the amount of approximately $84,000. The estimated fair value of the anti-dilution issuance rights liability was based on a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. Pursuant to the License Option Agreement, we receive rights to materials and research information to evaluate the technology for a period of two years with an option to license the technology, provided we achieve certain research and development milestones and financial milestones, as defined in the agreement (see Note 6 to the accompanying consolidated financial statements). We believe our research and development expenses will increase significantly over time as we raise sufficient capital to advance our programs.

General and Administrative Expenses

General and administrative expenses of approximately $493,000 for the seven months ended December 31, 2020 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $347,000, fees for outside legal counsel of approximately $52,000, fees related to intellectual property rights of approximately $17,000, audit and accounting related fees of approximately $42,000, director and officer insurance of approximately $21,000, and other fees and expenses of approximately $14,000. We believe our general and administrative expenses should increase over time as we advance our programs, increase our headcount and operating activities, and as we continue to incur expenses associated with being a public company.

Equity in Loss of Affiliated Company

Equity in loss of affiliated company of approximately $5,000 for the seven months ended December 31, 2020, respectively, primarily represents expenses associated with winding up and dissolving Phoenix Digital Solutions LLC. The Company has determined that the underlying patents were no longer enforceable and therefore, deemed it to be in the best interest of shareholders to dissolve Phoenix Digital Solutions LLC and distribute the remaining assets. On September 29, 2020, the managing members of PDS agreed to wind up and dissolve PDS (see Note 4 to the accompanying consolidated financial statements).

March 30, 2020 (date of inception) to May 31, 2020:

General and Administrative Expenses

General and administrative expenses of $511 for the period March 30, 2020 to May 31, 2020 were generally related to corporate formation costs.

Liquidity and Capital Resources

On August 21, 2020, we completed our Reverse Merger with PTSC, which provided $605,215 in cash, cash equivalents, and restricted cash acquired. Since our inception of Private Mosaic on March 30, 2020, we have not raised any other capital. As of December 31, 2020, we had cash and cash equivalents of $352,738. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations as we have not generated any revenue from our products in development. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Transition Report on Form 10-KT.

Our primary uses of capital to date are primarily related to corporate activities associated with payroll, consulting, and related costs, corporate formation expenses, fees associated with the License Option Agreement and the Reverse Merger. On a go forward basis, we will need additional capital to support our research and development efforts and administrative costs, including but not limited to, compensation and related expenses, hiring additional staff (including clinical, scientific, operational, financial, and management personnel), product development and manufacturing costs, preclinical and clinical trial expenses, and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.

We plan to continue to fund losses from operations and capital funding needs through available cash on hand and future planned equity and/or debt financings, as well as potential collaborations or strategic partnerships with other companies.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the seven months ended December 31, 2020 and the period March 30, 2020 (date of inception) to May 31, 2020:

	Period Ended December 31, 2020	Period Ended May 31, 2020
Net cash (used in) provided by operating activities	$(253,040)	$500
Net cash provided by investing activities	605,215	–
Net cash provided by financing activities	63	–
Net increase in cash and cash equivalents	$352,238	$500

Cash Flows From Operating Activities

Net cash used in operating activities for the seven months ended December 31, 2020 consisted of our net loss of $842,243, offset by non-cash items consisting of (i) share-based compensation of $45,708, (ii) equity in loss of affiliated company of $5,102, (iii) the fair value of common stock issued under the License Option Agreement of $7, and (iv) the fair value of derivative liability associated with anti-dilution issuance rights of $83,500. Additionally, cash used in operating activities for the seven months ended December 31, 2020 was supplemented with a net change in operating assets and liabilities of $454,886 primarily due to an increase in accrued compensation and other accrued expenses of $481,559.

Net cash provided by operating activities for the period ended May 31, 2020 consisted of our net loss of $511, offset by amounts payable to founders of $1,011.

Cash Flows From Investing Activities

Net cash provided by investing activities for the seven months ended December 31, 2020 consisted of cash, cash equivalents, and restricted cash acquired in the Reverse Merger of $605,215.

Cash Flows From Financing Activities

Net cash provided by financing activities for the seven months ended December 31, 2020 represents the proceeds received from the founders of Private Mosaic from the issuance of Class A Common Stock.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control — Integrated Framework – 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Controls over Financial Reporting

Management has determined that, as of December 31, 2020, there were no significant changes in our internal control over financial reporting during the fourth quarter of the transition period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

On October 22, 2020, by written consent of the holders of 80% of the voting power of our issued and outstanding capital stock (“Majority Shareholders”), the Majority Shareholders voted in favor of the six directors to the Company’s Board of Directors (the “Board”) to serve until the Company’s 2021 annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers, subject in each case to the terms and conditions of their respective offer letter or consulting agreement, serve at the discretion of the Board, and are appointed to serve by the Board. The following table and text set forth below contain the names and ages each person serving as our directors and/or executive officers as of December 31, 2020. The business address of each of the directors and executive officers is 19881 Brookhurst Street, C-245, Huntington Beach, California 92646.

Name	Age	Position and Term
Steven King	56	Director (since August 21, 2020); President and Chief Executive Officer (since August 31, 2020)
Gloria H. Felcyn	78	Director (since October 2002)
Robert Garnick, Ph.D.	71	Director (since August 21, 2020)
Carlton M. Johnson, Jr.	61	Director (since August 2001); former Interim Chief Executive Officer (April 1, 2019 to August 28, 2020) and Interim Chief Financial Officer (October 3, 2019 to August 28, 2020)
Paul Lytle	52	Director (since August 21, 2020); EVP, Chief Financial Officer, Corporate Secretary (since August 31, 2020)
Nicole Steinmetz, Ph.D.	41	Director (since August 21, 2020); acting Chief Scientific Officer (since August 31, 2020)

Director Qualifications

We believe that individuals who serve on our Board should possess the requisite education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and dedication to serving the interests of our stockholders. The following are qualifications, experience and skills for board members which are important to our business:

•	Leadership Experience – We seek directors who demonstrate extraordinary leadership qualities. Strong leaders bring vision, diverse perspectives, and broad business insight to the Company. They demonstrate practical management experience, skills for managing change, and knowledge of industries, geographies and risk management strategies relevant to the Company;
•	Finance Experience – We believe that all directors should possess an understanding of finance and related reporting processes. We also seek directors who qualify as “audit committee financial experts” as defined in rules of the SEC for service on the Audit Committee; and
•	Industry Experience – We seek directors who have relevant industry experience including: existing and new technologies, new or expanding businesses and a deep understanding of the Company’s business environments.

The following biographical summaries set forth below contain certain information concerning the members of our Board of Directors and our executive officers as of December 31, 2020, including principal occupation, business experience, other directorships, and director qualifications. There is no blood or other familial relationship between or among our directors or executive officer.

Steven King. Mr. King was nominated to serve as a director on August 21, 2020 and was appointed President and Chief Executive Officer on August 31, 2020. Mr. King has served as President and Chief Executive Officer of Peregrine Pharmaceuticals, Inc. (now known as Avid Bioservices, Inc.) (Nasdaq: CDMO) and its wholly-owned biomanufacturing subsidiary Avid Bioservices, Inc., for over 15 years, during which time the company advanced its lead compound through Phase III clinical development, while growing revenues to over $55 million. Prior to joining Peregrine, Mr. King was employed at Vascular Targeting Technologies, Inc., which was acquired by Peregrine in 1997. Mr. King served in a variety of executive roles at Peregrine, including Director of Research and Development (1997 to 2000), Vice President Technology and Product Development (2000 to 2002), Chief Operating Officer (2002 to 2003) and Chief Executive Officer (2003 to 2017). Mr. King served on the board of directors of Peregrine from 2003 until 2017. Mr. King previously worked at the University of Texas Southwestern Medical Center and is co-inventor on over 40 U.S. and foreign patents and patent applications in the vascular targeting agent field. Mr. King received his Bachelor’s and Master’s degrees from Texas Tech University in Cell and Molecular Biology.

Gloria H. Felcyn.  Ms. Felcyn has served as a director of the Company since October 2002 and is currently the Chairman of the Audit Committee of the Board. Since 1982, Ms. Felcyn has been the principal in her own certified public accounting firm, during which time she represented major individual and corporate clients in Silicon Valley including Helmut Falk Sr, a major shareholder and early developer of Patriot Scientific Corporation. Following Mr. Falk’s death, Ms. Felcyn represented his estate and family trust as Executrix and Trustee of the Falk Estate and The Falk Trust. Prior to establishing her firm, Ms. Felcyn worked for the national accounting firm of Hurdman and Cranston from 1969 through 1970 and Price Waterhouse & Co. in San Francisco and New York City from 1970 through 1976, during which period she represented major Fortune 500 companies. Subsequent to that, Ms. Felcyn worked in the field of international tax planning with a major real estate syndication company in Los Angeles until 1982 when she decided to start her own CPA practice in Northern California. A major portion of Ms. Felcyn’s CPA practice was “Forensic Accounting”, which involves valuation of business entities and investigation of assets. Ms. Felcyn has testified as a Tax Expert in Tax Court and District Court, on behalf of her personal clients in addition to testifying on behalf of Patriot Scientific Corporation in US District Court. Ms. Felcyn has published tax articles for “The Tax Advisor” and co-authored a book published in 1982, “International Tax Planning”. On June 4, 2020, Ms. Felcyn retired from her public accounting practice.

Robert Garnick, Ph.D. Dr. Garnick was nominated to serve as a director on August 21, 2020. Dr Garnick holds a Ph.D.  in Natural Products / Organic Chemistry from Northeastern University in Boston. He was a Senior V.P.  of Regulatory, Quality and Compliance at Genentech when he left in 2008. Dr. Garnick started at Genentech in 1984 and was directly responsible for the approval of a number of biotechnology products including such blockbusters as Rituxan®, Herceptin® and Avastin®. Dr. Garnick left Genentech in 2008 and founded Lone Mountain Biotechnology and Medical Devices Inc., a consulting company. Dr Garnick was co-founder of Bioanalytix in Boston and an early investor in Stemcentrx in San Francisco. Dr. Garnick has extensive drug and biologics development experience and was a frequent lecturer on biotechnology products and processes.

Carlton M. Johnson, Jr. Mr. Johnson has served as a director of the Company since 2001. From June 1996 through March 2013, Mr. Johnson served as in-house legal counsel for Roswell Capital Partners, LLC and related entities. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1988 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and a Juris Doctor at Samford University - Cumberland School of Law. Mr. Johnson served on the board of directors of Peregrine Pharmaceuticals, Inc (now known as Avid Bioservices, Inc.) (Nasdaq: CDMO) from 1999 through November 2017. From May 2009 to March 2012, Mr. Johnson served on the board of directors of Cryoport, Inc., a publicly held company providing cost-efficient frozen shipping to biopharmaceutical and biotechnology industries. From November 2009 to December 2011, Mr. Johnson served on the board of directors of ECOtality, Inc., a leader in clean electric transportation and storage technologies.

Paul Lytle. Mr. Lytle was nominated to serve as a director on August 21, 2020 and was appointed Executive Vice President, Chief Financial Officer on August 31, 2020. Mr. Lytle has over 25 years of finance and accounting experience, including 21 years of public company experience and 19 years of CFO experience in the field of biotechnology and medical devices. Mr. Lytle served as Executive Vice President, Chief Financial Officer of Breathe Technologies, Inc. (“Breathe”), a private venture-backed medical device company with an approved portable ventilator, from September 2018 to December 2019. During this period, Mr. Lytle played a key role in preparing the company for a successful exit for investors and in September 2019, Breathe was acquired by Hillrom Holding, Inc. (NYSE: HRC) through a reverse merger. Prior to Breathe, Mr. Lytle served as Chief Financial Officer of Peregrine Pharmaceuticals, Inc. (now known as Avid Bioservices, Inc.) (Nasdaq: CDMO) and its wholly-owned biomanufacturing subsidiary Avid Bioservices, Inc., for 18 years, during which time the company advanced multiple products in oncology and infectious diseases, including its lead compound through Phase III clinical development, while starting and growing a biomanufacturing business to over $55 million in revenue. Prior to joining Peregrine, Mr. Lytle was employed by Deloitte from 1992 to 1997.

Nicole Steinmetz, Ph.D. Dr. Steinmetz was nominated to serve as a director on August 21, 2020 and acting Chief Scientific Officer on August 31, 2020 as an independent contractor. Dr. Steinmetz is a Professor of NanoEngineering at the University of California, San Diego (July 2018 - present), where she also serves as the Founding Director of the Center for Nano-ImmunoEngineering. Dr. Steinmetz started her independent career at Case Western Reserve University School of Medicine in the Department of Biomedical Engineering, where she was promoted through the ranks of Assistant Professor (October 2010), Associate Professor (July 2016), Full Professor (January 2018). Dr. Steinmetz trained at The Scripps Research Institute, La Jolla, CA where she was a NIH K99/R00 awardee and AHA post-doctoral fellow (2007-2010); she obtained her Ph.D. in Bionanotechnology from the University of East Anglia where she prepared her dissertation as a Marie Curie Early Stage Training Fellow at the John Innes Centre, Norwich, UK (2004-2007). Her early training was at the RWTH-Aachen University in Germany, where she obtained her Masters in Molecular Biotechnology (2001-2004) after completing her pre-Diploma from the Ruhr University Bochum, Germany (1998-2001). Dr. Steinmetz has authored more than 180 peer-reviewed journal articles (H Index 50), reviews, book chapters, and patents; she has authored and edited books on Virus-based nanotechnology. Research in the Steinmetz Lab is and has been funded through grants from federal agencies, including National Institute of Health, National Science Foundation (including an NSF CAREER), US Department of Agriculture, and Department of Energy, as well as private foundations, including Susan G. Komen Foundation, American Cancer Society, and American Heart Association. Over the past 10 years, Dr. Steinmetz has been awarded grants as PI and Co-PI totaling over $41 million in total funding. Dr. Steinmetz is a standing member of the NIH Nanotechnology study section.  She serves on the Editorial Board of Wiley Interdisciplinary Reviews (WIREs) on Nanomedicine and Nanobiotechnology; she serves on the Advisory Editorial Board for the ACS journal Molecular Pharmaceutics, ACS Nano and RSC Journal of Materials Chemistry B. Dr. Steinmetz has won many recognitions and awards; she was elected Fellow of the Royal Society of Chemistry and American Institute for Medical and Biological Engineering.

Corporate Governance

Meetings and Committees of the Board

We have three (3) standing committees of the Board, consisting of the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. Our committees operate under written charters adopted by the Board in November 2020, a copy of which is available on our website at www.mosaicie.com under the Corporate Governance section of our Investors page or by written request to the Company at Mosaic ImmunoEngineering Inc., 19881 Brookhurst Street, C-245, Huntington Beach, California 92646, Attention: Corporate Secretary.

Audit Committee

The members of our audit committee are Ms. Gloria Felcyn and Dr. Robert Garnick. Ms. Felcyn is the chair of our audit committee and was deemed our audit committee “financial expert”, as that term is defined under the SEC rules, and possesses financial sophistication, as defined under the rules of the Nasdaq Stock Market. Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. Our audit committee will also:

•	elect and hire the independent registered public accounting firm to audit our financial statements;
•	help to ensure the independence and performance of the independent registered public accounting firm;
•	approve audit and non-audit services and fees;
•	review financial statements and discuss with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls, as applicable;
•	prepare the audit committee report that the SEC requires to be included in our annual report or proxy statement;
•	review reports and communications from the independent registered public accounting firm;
•	review the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
•	review our policies on risk assessment and risk management;
•	review related party transactions; and
•	establish and oversee procedures for the receipt, retention, and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Compensation Committee

The members of our compensation committee are Ms. Gloria Felcyn and Dr. Robert Garnick. Mr. Garnick is the chair of our compensation committee. Our compensation committee oversees our compensation policies, plans, and benefits programs. The compensation committee will also:

•	oversee our overall compensation philosophy and compensation policies, plans, and benefit programs;
•	review and approve compensation for our executive officers and directors; and
•	administer our equity compensation plans.

Corporate Governance and Nominating Committee

The members of our corporate governance and nominating committee are Ms. Gloria Felcyn and Dr. Robert Garnick. No chair has been appointed to our corporate governance and nominating committee. Our corporate governance and nominating committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the corporate governance and nominating committee will:

•	identify, evaluate, and make recommendations to our board of directors regarding nominees for election to our board of directors and its committees;
•	consider and make recommendations to our board of directors regarding the composition of our board of directors and its committees;
•	review developments in corporate governance practices;
•	evaluate the adequacy of our corporate governance practices and reporting; and
•	evaluate the performance of our board of directors and of individual directors.

Meetings of the Board

Based on the recent inception of Private Mosaic and the number of start-up activities, our Board held frequent telephonic meetings with the executive officers and management in lieu of formal Board meetings during the transition period ended December 31, 2020 and corporate actions were acted upon by unanimous written consent. During the transition period ended December 31, 2020, the full board acted ten (10) times by unanimous written consent in connection with general corporate matters and the compensation committee acted three (3) times by unanimous written consent in connection with executive compensation and policies. The corporate governance and nominating committee did not hold any meetings and did not act by unanimous written consent during the transition period ended December 31, 2020. The Audit Committee pre-approved all audit and audited related services and fees, reviewed all Company filings with the SEC, and was provided all required communications from our independent registered public accounting firm, although they did not hold any meetings during the transition period ended December 31, 2020.

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Board has determined that Ms. Gloria Felcyn and Dr. Robert Garnick are independent from our management and qualify as an “Independent Director” under the standards of independence under the applicable listing standards of the OTC Markets and the Nasdaq Stock Market.

Certain Relationships

There are no family relationships between or among the Board or executive officers.

Annual Meeting Attendance

Our policy is to invite and encourage each member of our Board to be present at our annual meetings of stockholders. We completed our Reverse Merger in August 2020 and did not hold an annual meeting of stockholders during the transition period ended December 31, 2020 or during the prior period ended May 31, 2020.

Director Compensation

The following table presents the total compensation each of our non-employee directors received during the transition period ended December 31, 2020. Other than as set forth in the table, we did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of our non-employee directors during the transition period from June 1, 2020 to December 31, 2020. Directors were not compensated for their services during the prior period March 30, 2020 (date of inception) to May 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Total ($)
Gloria H. Felcyn	–	86,087	–	86,087
Robert Garnick, Ph.D.	–	86,087	–	86,087
Carlton M. Johnson, Jr.	–	86,087	–	86,087

(1)	Represents the grant date fair value of 26,087 restricted stock units (“RSU’s”) granted to each non-employee director on December 16, 2020. Each RSU represents the right to receive one share of common stock upon vesting. The RSU’s were granted from the Company’s 2020 Omnibus Incentive Plan and will vest one year from the date of grant.

In addition, we reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

Board Leadership Structure

In accordance with our Amended and Restated Bylaws (“Bylaws”), our Chief Executive Officer serves as the Chairman of the Board. The Board determined that in the best interest of the Company, the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer pursuant to the Bylaws. A combined structure will provide the Company with a single leader who represents the Company to our stockholders, regulators, business partners and other stakeholders. In addition, this structure will create efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas will also be prepared with the permitted input of the full Board allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company will benefit from this structure, and Mr. King’s continuation in the combined role of the Chairman and President and Chief Executive Officer is in the best interest of the stockholders.

In addition, the Board does not currently have a lead independent director. The Board has determined that this structure is the most effective leadership structure for our Company at this time based on its size. In addition, our Audit, Compensation and Corporate Governance and Nominating Committees, which oversee critical matters such as our accounting principles, financial reporting practices and system of disclosure controls and internal controls over financial reporting, our executive compensation program and the selection and evaluation of our directors and director nominees, each consist entirely of independent directors.

Board Risk Oversight

The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through committees of the Board. For example, the Audit Committee assists the Board in its risk oversight function by reviewing and discussing with management our accounting principles, financial reporting practices and system of disclosure controls and internal controls over financial reporting. The Corporate Governance and Nominating Committee will assist the Board in its risk oversight function by periodically reviewing and discussing with management important corporate governance principles and practices and by considering risks related to our director nominee evaluation process. The Compensation Committee assists the Board in its risk oversight function by considering risks relating to the design of our executive compensation programs and arrangements. The full Board considers strategic risks and opportunities from the committees regarding risk oversight in their areas of responsibility, as necessary. We believe the Board leadership structure facilitates the division of risk management oversight responsibilities among the Board and its committees and enhances the Board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.mosaicie.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

Director Legal Proceedings

During the past ten years, no director or executive officer has been involved in any legal proceedings that are material to an evaluation of their ability or integrity to become our director or executive officer.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the transition period ended December 31, 2020.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to Mosaic ImmunoEngineering Inc., 19881 Brookhurst Street, C-245, Huntington Beach, California 92646, Attention: Board of Directors. The Corporate Secretary reviews and forwards correspondence to the appropriate director or group of directors for response.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the compensation of the named executive officers for the period June 1, 2020 to December 31, 2020 (referred to as “12/2020” in the below table) and the prior fiscal year ended May 31, 2020 (referred to as “5/2020” in the below table).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)		Total Compensation ($)
Steven King, President and Chief	12/2020	$85,577	(1)	$–	$358,700	(2)	$3,676	(3)	$447,953
Executive Officer (“CEO”)	5/2020(4)	$–		$–	$–		$–		$–
Paul Lytle, EVP, Chief Financial	12/2020	$85,577	(1)	$–	$264,541	(2)	$9,438	(3)	$359,556
Officer (“CFO”)	5/2020(4)	$–		$–	$–		$–		$–
Carlton M. Johnson, Jr., former interim	12/2020	$30,600		$–	$86,087	(6)	$2,478	(7)	$119,165
CEO (April 1, 2019 to August 28, 2020), former interim CFO (October 3, 2019 to August 28, 2020)	5/2020	$122,400		$–	$–		$9,912	(7)	$132,312
Clifford Flowers, former CFO (resigned	5/2020	$150,229	(9)	$–	$–		$330,640	(10)	$480,869
effective September 30, 2019)

(1)	Represents base salary payable in cash for the period August 31, 2020 (date of hire) to December 31, 2020. Of such amount, Mr. King and Mr. Lytle have agreed to defer 85% of their base salary payable in cash until such time that the Company is able to raise at least $4 million in funding.
(2)	Represents the aggregate grant date fair value of restricted stock units (“RSUs”) computed in accordance with ASC Topic 718. These amounts do not correspond to the actual value that may be recognized by each named executive officer. The assumptions used in determining the grant date fair values of RSU awards are set forth in Note 7 - Stockholders’ Equity and Share-Based Compensation, in the accompanying consolidated financial statements.
(3)	Represents the cost of benefits paid on behalf of the named executive officer for health, dental, and vision benefits.
(4)	Private Mosaic paid no compensation for the period March 30, 2020 (date of inception) to May 31, 2020.
(5)	Represents Mr. Johnson’s compensation paid for the period June 1, 2020 to August 28, 2020 (date of resignation). Of such amount, $2,354 was paid for the period August 21, 2020 (Closing Date of Reverse Merger) to August 28, 2020.
(6)	Represents the fair value of RSU’s granted for director fees, as further described above under “Director Compensation”.
(7)	Represents the reimbursement of medical benefits paid directly to Mr. Johnson. No amounts were reimbursed to Mr. Johnson after the Closing Date of the Reverse Merger.
(8)	Represents Mr. Johnson’s annual compensation for the fiscal year ended May 31, 2020.
(9)	Represents annual salary compensation through September 30, 2019, the effective date of Mr. Flower’s resignation.
(10)	Includes severance costs of $327,750, in accordance with the terms of Mr. Flower’s employment agreement.

Outstanding Equity Awards

The following table sets forth certain information regarding unexercised stock options and unvested stock awards held by our named executive officers as of December 31, 2020:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Steven King	12/16/2020(1)	–	–	–	–	65,218	211,959
	12/16/2020(2)	–	–	–	–	43,479	141,307
Paul Lytle	12/16/2020(1)	–	–	–	–	42,392	137,774
	12/16/2020(2)	–	–	–	–	37,772	122,759
Carlton Johnson	12/16/2020(3)	–	–	–	–	26,087	84,783

______________

(1)	RSU award will vest 100% on August 31, 2021, subject to the named executive officer’s continued service with us through the applicable vesting date.
(2)	RSU award will vest 100% on August 31, 2022, subject to the named executive officer’s continued service with us through the applicable vesting date.
(3)	RSU award will vest 100% on December 16, 2021, subject to the named executive officer’s continued service with us through the applicable vesting date.
(4)	Market value is calculated based on the closing price of our common stock of $3.25 per share on December 31, 2020, times the number of shares subject to the RSU award. Each RSU represents the contingent right to receive, upon vesting, one share of our common stock.

As of May 31, 2020, there are no outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2021, by: (i) each stockholder known to us to beneficially own more than 5% of our common stock; (ii) each stockholder known to us to beneficially own more than 5% of our Series B Convertible Voting Preferred Stock (“Series B Preferred”); (iii) each current director and executive officers as December 31, 2020 (including any individual who served as a principal executive officer or principal financial officer at any time during the transition period from June 1, 2020 to December 31, 2020; and (v) all current directors and executive officers of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of our common stock. Under these rules, beneficial ownership includes (i) shares of common stock subject to any option or other right that are exercisable or convertible within 60 days of March 1, 2021, and shares of common stock that could be acquired through the conversion of our outstanding Series B Preferred, and (ii) shares of our Series B Preferred are each deemed beneficially owned and outstanding for computing the percentage ownership of the individual or entity holding such securities, but are not considered outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, each person named below holds sole investment and voting power, other than the powers that may be shared with the person’s spouse under applicable law. Unless otherwise noted below, each individual’s address is 19881 Brookhurst Street, C-245, Huntington Beach, California 92646.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)	Percent of Class (1)
Common Stock, $0.00001 par value:
	Nicole Steinmetz, Ph.D. (2)	2,212,122	30.60%
	Steven King	1,641,252	22.71%
	Paul Lytle	1,641,252	22.71%
	Case Western Reserve University	802,786	10.00%
	Steven Fiering, Ph.D.	570,870	7.90%
	Robert Garnick, Ph.D.	356,794	4.94%
	Gloria H. Felcyn	1,904	*
	Carlton M. Johnson, Jr.	1,050	*

	All officers and directors as a group	5,854,374	80.99%
	(six individuals in total)

Series B Preferred, $0.00001 par value:
	Case Western Reserve University 10900 Euclid Avenue Adelbert Hall, Suite 4 Cleveland, OH 44106-7014	70,000	100.0%

* Represents less than 1%

(1)	Applicable percentage ownership of common stock computed on the basis of 7,228,093 shares of common stock outstanding at March 1, 2021, plus (i) shares of our common stock that could be acquired within 60 days of March 1, 2021 upon the vesting of stock awards and (ii) shares of our common stock that could be acquired upon conversion of shares of our Series B Preferred. As of March 1, 2021, there were 70,000 shares of our Series B Preferred issued and outstanding. Each share of the Series B Preferred; shall (a) convert into 11.46837 shares of common stock of the Company, (b) possess full voting rights, on an as-converted basis, as the common stock of the Company, (c) have no dividend rate, and (d) possess certain anti-dilution protections as defined in the Series B Certificate of Designations.
(2)	Includes 570,870 shares of common stock held by spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the period June 1, 2020 to December 31, 2020 or March 30, 2020 (date of inception) to May 31, 2020, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest.

Director Independence

Our Board of Directors has determined that Ms. Gloria Felcyn and Dr. Robert Garnick qualify as “independent,” under the standards of independence under the applicable listing standards of the OTC Markets and the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

Each audit, non-audit and tax service that is approved by the Audit Committee will be reflected in a written engagement letter or in writing specifying the services to be performed and the cost of such services, which will be signed by either a member of the Audit Committee or by one of our officers authorized by the Audit Committee to sign on our behalf. The Audit Committee has approved all audit, audit-related and tax fees listed below.

The following table presents fees for professional services rendered by KMJ Corbin & Company LLP for the audit of the Company’s consolidated financial statements for the seven months ended December 31, 2020 and for the period March 30, 2020 (date of inception) to May 31, 2020 and fees billed for other services rendered by KMJ Corbin & Company LLP for those periods.

	Period Ended December 31, 2020	Period March 30, 2020 (date of inception) to May 31, 2020
Audit fees (1)	$33,750	$8,250
Audit-related fees (2)	–	–
Tax fees (3)	3,558	–
All other fees (4)	–	235
Total fees	$37,308	$8,485

________________

(1)	Audit fees pertain to the aggregate fees by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, such as registration statements on Form S-3.
(2)	This category of services would include, among others: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not incur any fees in this category for the periods ended December 31, 2020 and May 31, 2020.
(3)	This category consists of fees for professional services rendered for tax compliance and tax advice.
(4)	Additional fees pertain to costs of background checks of the new executive officers for the period March 30, 2020 to May 31, 2020. Our principal accountants billed no additional fees for the period ended December 31, 2020.

In addition, KMJ Corbin & Company LLP, our independent auditor, may not provide any services to our officers or Audit Committee members, including financial counseling or tax services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this transition report on Form 10-KT:

1.	Financial Statements. The following consolidated financial statements and Report of Independent Registered Public Accounting Firm are included starting on page F-1 of this transition report:

Mosaic ImmunoEngineering Inc.

-	Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of December 31, 2020 and May 31, 2020
-	Consolidated Statements of Operations for the Seven Months Ended December 31, 2020 and the Period March 30, 2020 (date of inception) to May 31, 2020
-	Consolidated Statements of Stockholders’ Deficit for the Seven Months Ended December 31, 2020 and the Period March 30, 2020 (date of inception) to May 31, 2020
-	Consolidated Statements of Cash Flows for the Seven Months Ended December 31, 2020 and the Period March 30, 2020 (date of inception) to May 31, 2020
-	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.

3.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008)
3.1	Amended and Restated Certificate of Incorporation of Mosaic ImmunoEngineering Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2020).
3.2	Amended and Restated Bylaws of Mosaic ImmunoEngineering Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 1, 2020).
3.3.1	Certificate of Designation of Series A Convertible Voting Preferred Stock (“Series A Preferred”) (incorporated by reference to Exhibit 3.3.9 to Form 8-K filed on August 25, 2020).
3.3.2	Certificate of Designation of Series B Convertible Voting Preferred Stock (“Series B Preferred”) (incorporated by reference to Exhibit 3.3.10 to Form 8-K filed on August 25, 2020).
3.3.3	Investor Rights Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.11 to Form 8-K filed on August 25, 2020).
3.3.4	Voting Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.12 to Form 8-K filed on August 25, 2020).
4.1	Specimen of Common Stock Certificate of Mosaic ImmunoEngineering Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on December 1, 2020)
4.2+	2020 Omnibus Incentive Plan of Mosaic ImmunoEngineering Inc. (incorporated by reference to Appendix C to our Information Statement on Schedule 14C filed with the SEC on November 2, 2020).
10.1	Stock Purchase Agreement dated August 19, 2020 among Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering Inc.), PTSC Sub One Inc., private Mosaic ImmunoEngineering Inc., certain stockholders of private Mosaic ImmunoEngineering Inc. set forth therein, and Steven King (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 25, 2020).
10.2	Materials Transfer, Evaluation and Exclusion Option Agreement dated July 1, 2020 between Company and Case Western Reserve University (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on October 15, 2020).
10.3+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Steven King (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on December 29, 2020)
10.4+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Paul Lytle (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on December 29, 2020)
10.5*	Code of Business Conduct and Ethics, as adopted on November 3, 2020
10.6*	Form of Incentive Stock Option Award Agreement under the 2020 Omnibus Incentive Plan
10.7*	Form of Non-Qualified Stock Option Award Agreement under the 2020 Omnibus Incentive Plan
10.8*	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan
10.9*	Form of Restricted Stock Unit Award Agreement under the 2020 Omnibus Incentive Plan
10.10*	Form of Stock Appreciation Rights Award Agreement under the 2020 Omnibus Incentive Plan
10.11*	Form of Indemnification Agreement by and between the Company and the Officers and Board of Directors of the Company
21.1*	List of subsidiaries of the Company
23.1*	Consent of KMJ Corbin & Company LLP
24*	Power of Attorney (included on signature page of this transition report)
31.1*	Certification of Steven King, President and Chief Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1*	Certification of Steven King, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 2, 2021	MOSAIC IMMUNOENGINEERING INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Steven King and Paul Lytle, and each of them, as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this transition report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his/her substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this transition report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven King Steven King	President and Chief Executive Officer, Director (Principal Executive Officer)	March 2, 2021

/s/ Paul Lytle Paul Lytle	EVP, Chief Financial Officer, Director (Principal Financial and Accounting Officer)	March 2, 2021

/s/ Nicole Steinmetz, Ph.D. Nicole Steinmetz, Ph.D.	Acting Chief Scientific Officer, Director	March 2, 2021

/s/ Gloria Felcyn Gloria Felcyn	Director	March 2, 2021

/s/ Carlton Johnson Carlton Johnson	Director	March 2, 2021

/s/ Robert Garnick, Ph.D. Robert Garnick, Ph.D.	Director	March 2, 2021

MOSAIC IMMUNOENGINEERING INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Transition Period Ended December 31, 2020 and Period Ended May 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Mosaic ImmunoEngineering Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mosaic ImmunoEngineering Inc. (formerly Patriot Scientific Corporation) and subsidiaries (the "Company") as of December 31, 2020 and May 31, 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the seven months ended December 31, 2020 and for the period March 30, 2020 (date of inception) to May 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and May 31, 2020, and the results of its operations and its cash flows for the seven months ended December 31, 2020 and for the period March 30, 2020 (date of inception) to May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has been recently formed with minimal cash on hand and has not yet generated any revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Anti-Dilution Issuance Rights

Critical Audit Matter Description

As described further in Notes 3, 6 and 7 to the consolidated financial statements, the terms of the Company’s Series B Convertible Voting Preferred Stock contain certain anti-dilution issuance rights. The accounting for the anti-dilution feature was complex, as it required management to assess whether the anti-dilution feature required bifurcation and separate valuation. Further, upon determination that bifurcation was required, management performed a valuation of the anti-dilution feature at the date of initial accounting and at December 31, 2020 with the assistance of a specialist, which involved estimation of the fair value of the anti-dilution feature, as well as determined the appropriate classification and prepared the disclosure of the anti-dilution feature in the consolidated financial statements.

Auditing management’s evaluation of the anti-dilution issuance rights was challenging due to the complexity in assessing the anti-dilution feature for separate accounting. In addition, management’s valuation of the anti-dilution feature involved a high degree of subjectivity as estimates underlying the determination of fair value were based on various inputs and significant assumptions used in the Monte Carlo simulation model, including timing and probability of future financings, and the number of shares issued under the anti-dilution feature.

How the Critical Audit Matter Was Addressed in the Audit

To test the initial accounting for the anti-dilution issuance rights, our audit procedures included, among others, inspection of the Series B Preferred Stock Certificate of Designation and testing management’s application of the relevant accounting guidance, which included the classification of the anti-dilution feature. We also tested the Monte Carlo simulation model prepared by management’s specialist at the initial accounting and at December 31, 2020 and assessed the reasonableness of the inputs and significant assumptions. We involved our valuation specialist to assist in the evaluation of the Company’s determination of the fair value of the anti-dilution feature, which included testing the appropriateness of the methodology and underlying assumptions used. We also performed sensitivity analyses to evaluate the materiality of reasonable changes in management’s assumptions. Additionally, we read and assessed the completeness and accuracy of management’s disclosure of the anti-dilution feature.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2020.

Irvine, California

March 2, 2021

Mosaic ImmunoEngineering Inc.

Consolidated Balance Sheets

	December 31, 2020	May 31, 2020 (1)

ASSETS
Current assets:
Cash and cash equivalents	$352,738	$500
Receivable from founders	–	63
Prepaid expenses and other current assets	51,349	–
Investment in affiliated company	27,637	–
Refundable income taxes	26,078	–
Total current assets	457,802	563
Total assets	$457,802	$563

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$86,014	$–
Accrued payable to founders	49,997	1,011
Derivative liability	83,500	–
Accrued expenses and other	660,832	–
Total current liabilities	880,343	1,011

Total liabilities	880,343	1,011

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; 630,000 and no shares issued and outstanding as of December 31, 2020 and May 31, 2020, respectively	6	–
Series B Convertible Voting Preferred Stock; 70,000 designated; 70,000 shares and no shares issued and outstanding as of December 31, 2020 and May 31, 2020, respectively	1	–
Common stock, $0.00001 par value: 100,000,000 shares authorized: 805,803 and no shares issued and outstanding at December 31, 2020 and May 31, 2020, respectively	8	–
Class A common stock, $0.0001 par value; 900,000 shares authorized: no shares issued and outstanding as of December 31, 2020 and May 31, 2020	–	–
Class B common stock, $0.0001 par value; 100,000 shares authorized: no shares issued and outstanding as of December 31, 2020 and May 31, 2020	–	–
Common stock subscribed and not yet issued	–	63
Additional paid-in capital	420,198	–
Accumulated deficit	(842,754)	(511)

Total stockholders’ deficit	(422,541)	(448)
Total liabilities and stockholders’ deficit	$457,802	$563

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering Inc.

Consolidated Statements of Operations

	Seven Months Ended December 31, 2020	For the Period March 30, 2020 (date of inception) to May 31, 2020 (1)
Operating expenses:
Research and development	$342,727	$–
General and administrative	492,905	511
Total operating expenses	835,632	511

Other income (expense):
Interest income	91	–
Equity in loss of affiliated company	(5,102)	–
Total other expense, net	(5,011)	–

Loss before provision for income taxes	(840,643)	(511)

Provision for income taxes	1,600	–

Net loss	$(842,243)	$(511)

Basic loss per common share	$(1.12)	$–
Diluted loss per common share	$(1.12)	$–

Weighted average number of common shares outstanding – basic and diluted	752,407	– (2)

(1) Private Mosaic was incorporated on March 30, 2020.
(2) As of May 31, 2020, shares of common stock were subscribed but not yet issued.

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering Inc.

Consolidated Statements of Stockholders’ Deficit

For the Seven Months Ended December 31, 2020

	Common Stock Subscribed	Class A Common Stock		Class B Common Stock		Common Stock
	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances, May 31, 2020	$63	–	$–	–	$–	–	$–

Issuance of Class A Common Stock to founders	(63)	630,000	63	–	–	–	–

Issuance of Class B Common Stock under License Option Agreement	–	–	–	70,000	7	–	–

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	–	(630,000)	(63)	(70,000)	(7)	–	–

Net assets acquired under Reverse Merger	–	–	–	–	–	802,786	8

Issuance of whole shares in lieu of fractional shares from Reverse Stock Split	–	–	–	–	–	3,017	–

Share-based compensation	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–

Balances, December 31, 2020	$–	–	$–	–	$–	805,803	$8

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, May 31, 2020	–	$–	–	$–	$–	$(511)	$(448)

Issuance of Class A Common Stock to founders	–	–	–	–	–	–	–

Issuance of Class B Common Stock under License Option Agreement	–	–	–	–	–	–	7

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	630,000	6	70,000	1	63	–	–

Net assets acquired under Reverse Merger	–	–	–	–	374,427	–	374,435

Issuance of whole shares in lieu of fractional shares from Reverse Stock Split	–	–	–	–	–	–	–

Share-based compensation	–	–	–	–	45,708	–	45,708

Net loss	–	–	–	–	–	(842,243)	(842,243)

Balances, December 31, 2020	630,000	$6	70,000	$1	$420,198	$(842,754)	$(422,541)

Mosaic ImmunoEngineering Inc.

Consolidated Statements of Stockholders’ Deficit (continued)

For the Period March 30, 2020 (date of inception) to May 31, 2020

	Common Stock Subscribed	Class A Common Stock		Class B Common Stock		Common Stock
	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances, March 30, 2020 (1)	$–	–	$–	–	$–	–	$–

Common stock subscribed and not yet issued to founders	63	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–

Balances, May 31, 2020	$63	–	$–	–	$–	–	$–

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, March 30, 2020 (1)	–	$–	–	$–	$–	$–	$–

Common stock subscribed and not yet issued to founders	–	–	–	–	–	–	63

Net loss	–	–	–	–	–	(511)	(511)

Balances, May 31, 2020	–	$–	–	$–	$–	$(511)	$(448)

(1)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering Inc.

Consolidated Statements of Cash Flows

	Seven Months Ended December 31, 2020	For the Period March 30, 2020 (date of inception) to May 31, 2020 (1)
Operating activities:
Net loss	$(842,243)	$(511)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in loss of affiliated company	5,102	–
Fair value of common stock issued under License Option Agreement	7	–
Anti-dilution rights derivative liability expense	83,500	–
Share-based compensation	45,708	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(40,947)	–
Accounts payable	(34,712)	–
Accrued payable to founders	48,986	1,011
Accrued expenses and other	481,559	–
Net cash (used in) provided by operating activities	(253,040)	500

Investing activities:
Net cash, cash equivalents and restricted cash acquired in Reverse Merger	605,215	–
Net cash provided by investing activities	605,215	–

Financing activities:
Proceeds from the issuance of Class A common stock	63	–
Net cash provided by financing activities	63	–

Net increase in cash and cash equivalents	352,238	500

Cash and cash equivalents, beginning of period	500	–

Cash and cash equivalents, end of period	$352,738	$500

Supplemental disclosure of non-cash investing and financing activities:
Net liabilities assumed in Reverse Merger, net of cash and restricted cash acquired	$(230,780)	$–
Common stock subscribed and not yet issued	$–	$63

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,600	$–

(1)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this transition report on Form 10-KT refer to Mosaic ImmunoEngineering Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

1.        Organization and Business

Mosaic ImmunoEngineering Inc. (the “Company,” “combined company,” “Mosaic,” “we,” “us,” or “our”), formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. The Company is an early-stage biotechnology company focused on a novel platform technology using immunostimulatory nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases.

The Company has two wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company (formerly referred to as Private Mosaic in connection with the Reverse Merger), a corporation organized under Delaware law on March 30, 2020 (date of inception) and Patriot Data Solutions Group, Inc., an inactive subsidiary of PTSC. Patriot Data Solutions Group (formerly known as Crossflo Systems, Inc.) was acquired in September 2008 and was previously engaged in data-sharing services and products primarily in the public safety and government sector. During April 2012, PTSC sold substantially all of our assets in Patriot Data Solutions Group.

On August 21, 2020, we closed a Reverse Merger transaction by and between Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering Inc.) and privately held Mosaic ImmunoEngineering Inc. (“Private Mosaic”). On November 30, 2020, we filed our amended and restated articles of incorporation with the Secretary of State of the State of Delaware (“Amended and Restated Certificate”) to change the name of the Company to Mosaic ImmunoEngineering Inc. (“Name Change”), to implement a 1-for-500 reverse stock split (“Reverse Stock Split”), and to reduce the number of authorized shares of common stock from 600 million to 100 million. The Reverse Stock Split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split. On December 30, 2020, the Board of Directors approved a change to our fiscal year end from May 31 to December 31. Additional information regarding the aforementioned events is further discussed below.

Recent Events

Name Change

On November 30, 2020, upon filing our Amended and Restated Certificate, we changed our name from Patriot Scientific Corporation to Mosaic ImmunoEngineering Inc. (“Name Change”) to align our corporate name with our new strategic direction.

Change in Fiscal Year

On December 30, 2020, the Board of Directors approved a change to our fiscal year end from May 31 to December 31. The change in fiscal year is effective for the Company’s 2020 fiscal year, which began June 1, 2020 and ended December 31, 2020. Accordingly, the Company is filing this transition report on Form 10-KT for the seven-month period from June 1, 2020 through December 31, 2020.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

Stock Purchase Agreement

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

Reverse Stock Split

On October 21, 2020 and October 22, 2020, our Board of Directors and majority shareholders, respectively, approved the Reverse Stock Split of one (1) share of our common stock for every 500 shares of our common stock (“1-for-500”). On November 30, 2020, we filed the Amended and Restated Certificate to effect a Reverse Stock Split on December 2, 2020, whereby every 500 shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.00001. The accompanying consolidated financial statements and notes give retroactive effect to the reverse stock split for all periods presented. The following chart reflects the changes in our capital structure, including the assumed conversion of Series A Preferred and Series B Preferred, following the Reverse Stock Split, and the issuance of 3,017 new shares of common stock in lieu of fractional shares under the Reverse Stock Split.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

Reverse Stock Split Ratio	Shares of Common Stock Issued and Outstanding	Series A Preferred (1)	Shares of Common Stock to Be Issued Upon Conversion of Series A Preferred (1)	Series B Preferred (2)	Shares of Common Stock to Be Issued Upon Conversion of Series B Preferred (2)	Fully Diluted Shares of Common Stock Outstanding, on an as-converted basis

No split (Pre Reverse Stock Split)	401,392,948	630,000	3,211,143,390	70,000	401,392,950	4,013,929,288
1-for-500 (Post Reverse Stock Split)	805,803	630,000	6,422,290	70,000	802,786	8,030,879

_________________

(1)	Each share of the Series A Preferred shall convert into 10.194106 shares of common stock of the Company and possesses full voting rights, as defined in the Series A Certificate of Designation.

(2)	Each share of the Series B Preferred shall convert into 11.46837 shares of common stock of the Company, possesses full voting rights and includes certain anti-dilution rights (see Notes 3 and 7) as defined in the Series B Certificate of Designation.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2020, the Company had cash and cash equivalents of $352,738 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this transitional report on Form 10-KT.

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

2.        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation) and our subsidiaries. All intercompany accounts and transactions among the consolidated entities have been eliminated in the consolidated financial statements.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

In conjunction with the Reverse Merger, Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Reverse Merger, the results of operations of the combined company are included in the Company’s consolidated financial statements. Since Private Mosaic was incorporated on March 30, 2020, prior year financial information covers the period March 30, 2020 (date of inception) to May 31, 2020. In addition, operating results for the seven months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. No revenue has been generated since inception, and all tangible assets are held in the United States.

Reverse Merger

On August 21, 2020, Private Mosaic completed a Reverse Merger with PTSC pursuant to which Private Mosaic merged into PTSC (see Note 1). Due to the nominal assets and limited operations of PTSC prior to the Reverse Merger, the transaction was treated as a reverse acquisition under the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 whereby Private Mosaic became the accounting acquirer (legal acquiree) and PTSC was treated as the accounting acquiree (legal acquirer). As the transaction was treated as a reverse asset acquisition, no intangibles, including goodwill, were recognized. The net tangible assets acquired and liabilities assumed totaled $374,435 which were acquired by Private Mosaic in connection with the transaction and were recorded at their estimated acquisition date fair values as of the Closing Date, as follows:

Cash and cash equivalents	$427,971
Restricted cash and cash equivalents	177,244
Refundable income taxes	26,078
Prepaid expenses and other current assets	10,402
Investment in affiliated company	32,739
Accounts payable, accrued expenses and other	(299,999)
Net assets acquired	$374,435

Cash and Cash Equivalents

We consider all highly liquid investments acquired with a maturity of three months or less from the purchase date to be cash equivalents.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

Investment in Affiliated Company

We have a 50% interest in Phoenix Digital Solutions LLC (“PDS”). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated company” and also is adjusted by contributions to and distributions from PDS. We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss. On September 29, 2020, the managing members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was not deemed enforceable by the managing members (see Note 4).

We own 100% of the preferred stock of Holocom (see Note 4). Prior to impairment, this investment was accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom.

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.

We invest our cash and cash equivalents primarily in money market funds. Cash and cash equivalents are maintained with high quality financial institutions, which are regularly monitored by management. At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. We perform ongoing evaluations of these financial institutions to limit our concentration of risk exposure.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts payable, accrued payable to founders, derivative liability, and accrued expenses and other. The carrying value of these financial instruments, except for the derivative liability, approximates fair value because of the immediate or short-term maturity of the instruments. We record the derivative liability at fair value (see Note 3).

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the fair value of the anti-dilution issuance rights liability (derivative liability), investment in affiliated company, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making such accounting estimates and assumptions, the actual financial statement results could differ materially from such accounting estimates and assumptions.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

Assessment of Contingent Liabilities

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

Patent Costs

Patent fees and patent related costs in connection with filing and prosecuting patent applications are expensed as incurred and are classified as general and administrative expenses in the accompanying consolidated financial statements.

Share-Based Compensation

We account for Restricted Stock Units (“RSUs”) and other share-based awards granted under our equity compensation plan in accordance with the authoritative guidance for share-based compensation. The fair value of RSUs is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. At December 31, 2020 and May 31, 2020, there were no outstanding share-based awards with market or performance conditions.

In addition, we periodically grant RSUs to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable.

Basic and Diluted Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing our net income (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding during the period, plus the potential dilutive effects of unvested RSUs and shares of common stock expected to be issued under our Series A Preferred and Series B Preferred outstanding during the period.

The potential dilutive effect of unvested RSUs outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series A Preferred and Series B Preferred outstanding during the period is calculated using the if-converted method assuming the conversion of Series A Preferred and Series B Preferred as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. Since the impact of potentially dilutive securities are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share for the seven months ended December 31, 2020 and the period March 30, 2020 (date of inception) to May 31, 2020.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

For the seven months ended December 31, 2020, the issuance of 7,225,076 shares of common stock upon the conversion of Series A Preferred and Series B Preferred were excluded in the calculation of diluted loss per share as the impact was anti-dilutive during periods of net loss. In addition, for the seven months ended December 31, 2020, 336,328 RSUs were also excluded in the calculation of diluted loss per share as the impact was anti-dilutive during periods of net loss.

Moreover, in connection with an acquisition of Crossflo by PTSC (see Note 1), 5,690 escrow shares were issued that are contingent upon certain representations and warranties made by Crossflo. We exclude these escrow shares from the basic income (loss) per share calculations and would have included the escrowed shares in the diluted income per share calculations if we reported net income.

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

In addition, utilization of our net operating loss carryforwards may be subject to an annual limitation due to ownership change limitations that may have occurred as a result of the Reverse Merger, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a Company by certain stockholders. Moreover, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us.

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

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. The Company adopted this standard on March 30, 2020 (date of inception). The adoption did not have a material effect on the Company’s consolidated financial statements.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on March 30, 2020 (date of inception). Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, however, early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2019-12 on our consolidated financial statements and related disclosures.

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

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

Under this authoritative guidance, we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third-party professionals. The three levels of inputs that we may use to measure fair value are:

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy:

		Fair Value Measurements at December 31, 2020 Using
	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$352,738	$352,738	$–	$–
Total assets	$352,738	$352,738	$–	$–

Liabilities:
Anti-dilution issuance rights liability	$83,500	$–	$–	$83,500
Total liabilities	$83,500	$–	$–	$83,500

		Fair Value Measurements at May 31, 2020 Using
	Fair Value at May 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$500	$500	$–	$–
Total assets	$500	$500	$–	$–

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

Anti-Dilution Issuance Rights Liability

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

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At the date of issuance on August 21, 2020 (at inception) and as of December 31, 2020, the estimated fair value of the anti-dilution issuance rights was $83,500. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at inception and upon remeasurement at December 31, 2020, were as follows:

	At December 31, 2020	At inception
Fair value of common stock (per share)	$3.25	$3.30
Estimated additional shares of common stock	31,353	57,462
Expected volatility	90%	135%
Expected term (years)	0.25	0.45
Risk-free interest rate	0.09%	0.11%

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

4.        Investment in Affiliated Companies

Phoenix Digital Solutions, LLC (“PDS”)

PDS was previously formed by PTSC to pursue licensing of its intellectual property. We own 50% of the membership interests of PDS, representing $27,637 as of December 31, 2020. Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the transition period ended December 31, 2020 of $5,102 as a decrease in our investment. We have recorded our share of PDS’s net loss as “Equity in loss of affiliated company” in the accompanying consolidated statements of operations.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

On September 29, 2020, the members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was deemed no longer enforceable. As a result of the approval of the dissolution plan, PDS adopted the Liquidation Basis of Accounting, effective September 29, 2020. Although the dissolution plan was approved by the members on September 29, 2020, PDS used the liquidation basis of accounting effective September 30, 2020 as a convenience date. Under the Liquidation Basis of Accounting, the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): balance sheet, a statement of operations, a consolidated statement of members’ equity and a statement of cash flows. The statement of net assets and the statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting. Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value.

In January 2021, the remaining cash on hand of $55,274 was equally distributed to its two members according to the dissolution plan.

PDS’s statement of net assets under the Liquidation Basis of Accounting as of December 31, 2020 is as follows:

December 31, 2020
Cash and cash equivalents	$55,274
Net assets in liquidation	$55,274

PDS’s statement of changes in net assets for the period October 1, 2020 to December 31, 2020 under Liquidation Basis of Accounting is as follows:

Three Months Ended December 31, 2020
Members’ equity, September 30, 2020 (Going Concern Basis)	$57,173
Changes in net assets in liquidation:
Expenses associated with dissolution	(1,899)
Total net assets in liquidation at December 31, 2020 (Liquidation Basis)	$55,274

PDS’s statements of operations from the Closing Date of the Reverse Merger (August 21, 2020) to September 30, 2020 is as follows:

Period August 21, 2020 to September 30, 2020
Expenses	$(8,305)
Net loss	$(8,305)

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

Holocom, Inc.

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

As of the Closing Date (see Note 2) and as of December 31, 2020, our investment in Holocom was valued at $0 based on various indicators of impairment, including Holocom’s inability to meet its business plan and raise sufficient capital, in addition to the general economic environment.

5.        Accrued Expenses and Other Current Liabilities; Accrued Payable to Founders

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2020	May 31, 2020
Accrued compensation	$393,431	$–
Crossflo acquisition liability	177,244	–
Other accrued expenses	90,157	–
Total accrued expenses and other current liabilities	$660,832	$–

In September 2008, PTSC acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with an acquisition of Crossflo by PTSC, we have accrued $177,244 that could be payable to Crossflo investors.

Accrued Payable to Founders

At May 31, 2020, accrued payable to founders of $1,011 represents reimbursable advances to the Company to establish the Company and a bank account for operations. At December 31, 2020, accrued payable to founders of $49,997 represents the overpayment of common stock subscribed. Amounts payable to founders do not earn interest and are not convertible into any other security.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

6.        License Option Agreement

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

Under the License Option Agreement, Private Mosaic issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance, representing 10% of the fully diluted shares of common stock outstanding of Private Mosaic. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold. As of December 31, 2020, the remaining Capital Threshold was approximately $626,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under FASB’s ASC Topic 815, “Derivatives and Hedging” (see Note 3).

In addition, we are responsible for the reimbursement of all patent fees incurred by CWRU under the License Option Agreement from the effective date of the License Option Agreement. During the seven months ended December 31, 2020, we incurred $16,852 in patent legal fees which are included in general and administrative expenses, of which $9,441 and $7,411 were included in accounts payable and accrued expenses and other, respectively, at December 31, 2020 in the accompanying consolidated financial statements. Moreover, during the seven months ended December 31, 2020, we incurred $15,000 in legal fees payable to CWRU pursuant to the License Option Agreement, which are included in general and administrative expenses, all of which is included in accounts payable as of December 31, 2020 in the accompanying consolidated financial statements. In addition, if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the effective date of the License Option Agreement, which amount has been estimated to be approximately $267,000. This amount will be expensed when the Company intends to enter into a license agreement with CWRU.

7.        Stockholders’ Equity and Share-Based Compensation

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

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

Preferred Stock Issued under Reverse Merger

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

Series A Preferred

On August 21, 2020, the Company issued 630,000 shares of Series A Preferred (classified as permanent equity), in exchange for 630,000 shares of Series A Common Stock of Private Mosaic. Each share of Series A Preferred has a par value of $0.00001 per share, no dividend rate, a stated value of $6.50 per share, and each share of Series A Preferred converts into 10.194106 shares of common stock of the Company (“Series A Conversion Number”). In addition, the Series A Preferred possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series A Certificate of Designation. Furthermore, the Series A Preferred will automatically convert into common stock of the Company upon (i) the Company filing an Amended and Restated Certificate so that the Company has a sufficient number of authorized and unissued shares of common stock so as to permit the conversion of all outstanding shares of the Series A Preferred into common stock and (ii) the effectiveness of any registration statement registering the resale of the underlying shares. On November 30, 2020, we filed the Amended and Restated Certificate to effect a Reverse Stock Split on December 2, 2020 as to permit the conversion of Series A Preferred, and on December 10, 2020, we filed a registration statement on Form S-3 to cover the resale of the underlying shares of common stock, as amended on January 21, 2021 (“S-3/A”). The S-3/A was declared effective on January 29, 2021 and pursuant to the Series A Certificate of Designation, the Company converted 630,000 shares of Series A Preferred and issued, in aggregate, 6,422,290 shares of common stock to the underlying holders of Series A Preferred on January 29, 2021 (see Note 11).

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

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

The Class B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Class B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, any net working capital acquired under a reverse merger or acquisition shall be applied against the Capital Threshold. The preliminary net working capital of PTSC on the Closing Date was approximately $374,000. As such, the remaining Capital Threshold is approximately $626,000 as of December 31, 2020. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3).

In the event of any Liquidation Event, the Holders of Series B Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock, an amount per share in cash equal to the greater of (x) the stated value of $6.50 for each share of Series B Preferred then held by the holder or (y) the amount payable per share of common stock which such holder of Series B Preferred would have received if such Holder had converted to common stock immediately prior to the Liquidation Event.

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. Under the 2020 Plan, we have initially reserved 802,785 shares of common stock for issuance thereunder. On the first anniversary date from the adoption date of the 2020 Plan (or October 21, 2021), the number of shares of common stock reserved for issuance under the 2020 Plan shall automatically increase to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities, such as the shares issuable upon the conversion of Series A and Series B Preferred, as calculated on an as-converted basis.

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. During the seven months ended December 31, 2020, the Company recognized $45,708 in share-based compensation expense, of which, $6,756 was included in research and development and $38,952 was included in general and administrative in the accompanying consolidated financial statements. There was no share-based compensation expense recognized during the period ended May 31, 2020.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

As of December 31, 2020, there were 336,328 RSUs outstanding under the 2020 Plan. A summary of RSU awards under the 2020 Plan during the transition period ended December 31, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 1, 2020	–	$–
Granted	336,328	3.30
Vested	–	–
Forfeited	–	–
Outstanding at December 31, 2020	336,328	$3.30

The weighted-average grant date fair value of RSUs granted during the transition period ended December 31, 2020 was $3.30. In addition, no RSUs were vested during the transition period ended December 31, 2020.

As of December 31, 2020, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $1,064,000. This cost is expected to be recognized over a weighted average vesting period of 1.11 years.

There were no equity incentive plans or awards outstanding as of May 31, 2020.

8.        Income Taxes

The provision (benefit) for income taxes for the transition period ended December 31, 2020 and the period March 30, 2020 (date of inception) to May 31, 2020 is as follows:

	December 31, 2020	Period March 31, 2020 (date of inception) to May 31, 2020
Current:
Federal	$–	$–
State	1,600	–
Total current	1,600	–
Deferred:
Federal	–	–
State	–	–
Total deferred	–	–

Total provision	$1,600	$–

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

The reconciliation of the effective income tax rate to the Federal statutory rate for the transition period ended December 31, 2020 and period March 30, 2020 (date of inception) to May 31, 2020 is as follows:

	December 31, 2020	May 31, 2020
Statutory federal income tax rate	21.00%	21.00%
State income tax rate, net of Federal effect	(0.15)%	–
Fair market value of derivative liability	(2.08)%	–
Other	(0.58)%	–
Change in valuation allowance	(18.38)%	(21.00)%
Effective income tax rate	(0.19)%	–

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2020 and May 31, 2020 are as follows:

	December 31, 2020	May 31, 2020
Deferred tax assets (liabilities):
State taxes	$336	$–
Accrued expenses	115,424	–
Investment in affiliated company	(22,620)	–
Basis difference in property and equipment	7	–
Stock based compensation expense	13,639	–
Impairment of note receivable	231,180	–
382 limited net operating loss carryforwards	596,600	–
Net operating loss carryforwards	96,973
Valuation allowance	(1,031,539)	–
Net deferred tax asset	$–	$–

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $2,979,000 and $769,000 at December 31, 2020, respectively, of which approximately $2,654,000 and $445,000, respectively, are subject to a limitation under IRS Section 382. These carryforwards begin to expire in the years ending December 31, 2025 and 2028, respectively.

We have refundable alternative minimum tax credits of $26,078 at December 31, 2020 which we expect to collect during the year ending December 31, 2021.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of December 31, 2020, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2007 through December 31, 2020, and we are subject to state and local income tax examinations for the tax years May 31, 2007 through December 31, 2020 due to the carryover of net operating losses related to PDSG from previous years.

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the transition period ended December 31, 2020 and the period ended May 31, 2020.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

9.          Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of December 31, 2020, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Mosaic ImmunoEngineering Inc.
Notes to Consolidated Financial Statements For the Seven Months Ended December 31, 2020 and Period March 30, 2020 (date of inception) to May 31, 2020 (continued)

Operating Lease

We have no lease obligations as of December 31, 2020. During November 2020, we terminated our month-to-month operating lease and employees are working from home offices at no cost to the Company. Rent expense for the seven months ended December 31, 2020 was $2,575. There was no rent expense for the period ended May 31, 2020.

10.        Related Parties

During the seven months ended December 31, 2020, the Company’s Board of Directors approved to enter into consulting agreements with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Dr. Steinmetz’s spouse, and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company, for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. While there were no mutually signed consulting agreements in place as of December 31, 2020, we accrued $40,000 in aggregate, included in research and development expenses for the seven months ended December 31, 2020, all of which is included in accrued expenses and other in the accompanying consolidated financial statements as of December 31, 2020.

11.        Subsequent Events

On January 29, 2021, we issued 6,422,290 shares of common stock upon the automatic conversion of 630,000 shares of Series A Preferred (see Note 7).

We have evaluated subsequent events after the consolidated balance sheet date and through the filing date of this transition report on Form 10-KT, and based on our evaluation, management has determined that no other subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed herein and in the accompanying notes.

