Form 10-Q
period 2021-03-31
Mosaic ImmunoEngineering Inc.
filed 2021-05-05
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On May 4, 2021, 7,228,093 shares of common stock, par value $0.00001 per share, were outstanding.

EXPLANATORY NOTE REGARDING THE REVERSE MERGER

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report on Form 10-Q refer to Mosaic ImmunoEngineering Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

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

Based on the inception of Private Mosaic on March 30, 2020, the financial condition and results of operations of the Company for the periods presented in this Quarterly Report on Form 10-Q bear no relationship to the future business, financial condition and results of operations of the Company, and are not indicative of the business, financial condition and results of operations of the Company, for any future period.

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

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to those items shown under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements”. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to publicly disclose the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

 Mosaic ImmunoEngineering Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$210,000	$352,738
Prepaid expenses and other current assets	31,452	51,349
Investment in affiliated company	–	27,637
Refundable income taxes	26,078	26,078
Total current assets	267,530	457,802
Total assets	$267,530	$457,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$90,444	$86,014
Accrued payable to founders	49,997	49,997
Derivative liability	83,500	83,500
Accrued expenses and other	998,730	660,832
Total current liabilities	1,222,671	880,343

Total liabilities	1,222,671	880,343

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares and 630,000 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	–	6
Series B Convertible Voting Preferred Stock; 70,000 designated; 70,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,228,093 and 805,803 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	72	8
Additional paid-in capital	694,383	420,198
Accumulated deficit	(1,649,597)	(842,754)

Total stockholders’ deficit	(955,141)	(422,541)
Total liabilities and stockholders’ deficit	$267,530	$457,802

See accompanying notes to unaudited condensed consolidated financial statements

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2021	Period Ended March 31, 2020 (1)
Operating expenses:
Research and development	$246,148	$–
General and administrative	558,300	471
Total operating expenses	804,448	471

Other income:
Interest income	5	–

Total other income	5	–

Loss before provision for income taxes	(804,443)	(471)

Provision for income taxes	2,400	–

Net loss	$(806,843)	$(471)

Basic loss per common share	$(0.15)	–
Diluted loss per common share	$(0.15)	–

Weighted average number of common shares outstanding – basic	5,224,357	–
Weighted average number of common shares outstanding – diluted	5,224,357	–

(1)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited) (1)

For the three months ended March 31, 2021

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2020	630,000	$6	70,000	$1	805,803	$8	$420,198	$(842,754)	$(422,541)

Conversion of Series A Convertible Voting Preferred Stock	(630,000)	(6)	–	–	6,422,290	64	(58)	–	–

Share-based compensation	–	–	–	–	–	–	274,243	–	274,243

Net loss	–	–	–	–	–	–	–	(806,843)	(806,843)

Balances, March 31, 2021	–	$–	70,000	$1	7,228,093	$72	$694,383	$(1,649,597)	$(955,141)

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited) (1)(Continued)

For the period ended March 31, 2020(1)

	Common Stock Subscribed	Class A Common Stock		Class B Common Stock		Common Stock
	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances, March 30, 2020(1)	$–	–	$–	–	$–	–	$–

Common stock subscribed	63	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–

Balances, March 31, 2020	$63	–	$–	–	$–	–	$–

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, March 30, 2020(1)	–	$–	–	$–	$–	$–	$–

Common stock subscribed	–	–	–	–	–	–	63

Net loss	–	–	–	–	–	(471)	(471)

Balances, March 31, 2020	–	$–	–	$–	$–	$(471)	$(408)

(1)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2021	Period Ended March 31, 2020 (1)
Operating activities:
Net loss	$(806,843)	$(471)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	274,243	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,897	–
Accounts payable	4,430	–
Accrued payable to founders	–	471
Accrued expenses and other	337,898	–
Net cash used in operating activities	(170,375)	–

Investing activities:
Proceeds from dissolution of affiliate	27,637	–
Net cash provided by investing activities	27,637	–

Net decrease in cash and cash equivalents	(142,738)	–

Cash and cash equivalents, beginning of period	352,738	–

Cash and cash equivalents, end of period	$210,000	$–

Supplemental disclosure of non-cash financing activities:
Common stock subscribed and not yet issued	$–	$63
Conversion of Series A Convertible Voting Preferred Stock to common stock	$64	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–

(1)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this quarterly report on Form 10-Q refer to Mosaic ImmunoEngineering Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

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

On August 21, 2020, we completed a reverse merger transaction pursuant to a stock purchase agreement by and between PTSC (now known as Mosaic ImmunoEngineering Inc.) and Private Mosaic as further described below.

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

On the Closing Date, Patriot Scientific Corporation acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of Patriot Scientific Corporation’s (now known as Mosaic ImmunoEngineering Inc.) Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of Patriot Scientific Corporation’s (now known as Mosaic ImmunoEngineering Inc.) Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converts into 10.194106 shares of common stock of the Company and possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series A Certificate of Designation (see Note 7). Each share of Series B Preferred converts into 11.46837 shares of common stock (as adjusted for the Reverse Stock Split) of the Company, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, own approximately 90% of the issued and outstanding shares of common stock of the Company.

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

Mosaic ImmunoEngineering Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021 (continued)

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

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2021, the Company had cash and cash equivalents of $210,000 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this quarterly report on Form 10-Q.

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

In conjunction with the Reverse Merger, Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Reverse Merger, the results of operations of the combined company are included in the Company’s unaudited condensed consolidated financial statements. Since Private Mosaic was incorporated on March 30, 2020, prior year financial information covers the period March 30, 2020 (date of inception) to March 31, 2020. In addition, operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

Mosaic ImmunoEngineering Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021 (continued)

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

Investment in Affiliated Company

We had a 50% interest in Phoenix Digital Solutions LLC (“PDS”). On September 29, 2020, the managing members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was not deemed enforceable by the managing members. During the quarter ended March 31, 2021, the remaining assets of PDS were distributed to its members (see Note 4).

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the fair value of the anti-dilution issuance rights liability (derivative liability), the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making such accounting estimates and assumptions, the actual financial statement results could differ materially from such accounting estimates and assumptions.

Mosaic ImmunoEngineering Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021 (continued)

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

Share-Based Compensation

We account for Restricted Stock Units (“RSUs”) and other share-based awards granted under our equity compensation plan in accordance with the authoritative guidance for share-based compensation. The fair value of RSUs is measured at the grant date based on the closing market price of our common stock on the date of grant and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. At March 31, 2021, there were no outstanding share-based awards with market or performance conditions.

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

The potential dilutive effect of unvested RSUs outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series A Preferred and Series B Preferred outstanding during the period is calculated using the if-converted method assuming the conversion of Series A Preferred and Series B Preferred as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. For the three months ended March 31, 2021, the issuance of 802,786 shares of common stock upon the conversion of Series B Preferred were excluded in the calculation of diluted loss per share as the impact was anti-dilutive during periods of net loss. In addition, for the three months ended March 31, 2021, 336,328 outstanding RSUs were also excluded in the calculation of diluted loss per share as the impact was anti-dilutive during periods of net loss. Since the impact of potentially dilutive securities are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share for the three months ended March 31, 2021 and the period March 30, 2020 (date of inception) to March 31, 2020.

Moreover, in connection with an acquisition of Crossflo by PTSC (see Note 1), 5,690 escrow shares were issued that are contingent upon certain representations and warranties made by Crossflo. We exclude these escrow shares from the basic income (loss) per share calculations and would have included the escrowed shares in the diluted income per share calculations if we reported net income.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, however, early adoption is permitted. The Company adopted ASU 2018-13 effective January 1, 2021. Implementation of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021 (continued)

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

		Fair Value Measurements at March 31, 2021 Using
	Fair Value at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$210,000	$210,000	$–	$–
Total assets	$210,000	$210,000	$–	$–

Liabilities:
Anti-dilution issuance rights liability	$83,500	$–	$–	$83,500
Total liabilities	$83,500	$–	$–	$83,500

		Fair Value Measurements at December 31, 2020 Using
	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$352,738	$352,738	$–	$–
Total assets	$352,738	$352,738	$–	$–

Liabilities:
Anti-dilution issuance rights liability	$83,500	$–	$–	$83,500
Total liabilities	$83,500	$–	$–	$83,500

Mosaic ImmunoEngineering Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021 (continued)

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

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At the date of issuance on August 21, 2020 (at inception), December 31, 2020 and March 31, 2021, the estimated fair value of the anti-dilution issuance rights was $83,500. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at inception and upon remeasurement at December 31, 2020 and March 31, 2021, were as follows:

	March 31, 2021	December 31, 2020	At inception
Fair value of common stock (per share)	$3.88	$3.25	$3.30
Estimated additional shares of common stock	32,781	31,353	57,462
Expected volatility	130%	90%	135%
Expected term (years)	0.25	0.25	0.45
Risk-free interest rate	0.03%	0.09%	0.11%

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

4.        Investment in Affiliated Companies

Phoenix Digital Solutions, LLC (“PDS”)

PDS was formed by PTSC to pursue licensing of its intellectual property and we own 50% of the membership interests of PDS. On September 29, 2020, the members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was deemed no longer enforceable. In January 2021, the remaining cash on hand of $55,274 was equally distributed to its two members according to the dissolution plan, of which we received proceeds of $27,637 in January 2021. There were no expenses incurred during the quarter ended March 31, 2021.

5.        Accrued Expenses and Other Current Liabilities; Accrued Payable to Founders

Accrued expenses and other current liabilities consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued compensation	$614,961	$393,431
Accrued consulting	169,000	40,000
Crossflo acquisition liability	177,244	177,244
Other accrued expenses	37,525	50,157
Total accrued expenses and other current liabilities	$998,730	$660,832

In September 2008, PTSC acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with an acquisition of Crossflo by PTSC, we have accrued $177,244 that could be payable to Crossflo investors.

Mosaic ImmunoEngineering Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021 (continued)

Accrued Payable to Founders

At March 31, 2021 and December 31, 2020, accrued payable to founders of $49,997 represents the overpayment of common stock subscribed. Amounts payable to founders do not earn interest and are not convertible into any other security.

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

Under the License Option Agreement, Private Mosaic issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance, representing 10% of the fully diluted shares of common stock outstanding of Private Mosaic. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold (see Note 2). As of March 31, 2021, the remaining Capital Threshold was approximately $626,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under FASB’s ASC Topic 815, “Derivatives and Hedging” (see Note 3).

In addition, we are responsible for the reimbursement of all patent fees incurred by CWRU under the License Option Agreement from the effective date of the License Option Agreement. During the three months ended March 31, 2021, we incurred $11,379 in patent legal fees which are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements. In addition, if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the effective date of the License Option Agreement, which amount has been estimated to be approximately $267,000. This amount will be expensed when the Company intends to enter into a license agreement with CWRU.

7.        Stockholders’ Equity and Share-Based Compensation

Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). Under the Reverse Merger (as discussed below), we designated and issued 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”).

Preferred Stock Issued under Reverse Merger

On the Closing Date of the Reverse Merger (see Note 1), PTSC acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A Common Stock and 70,000 shares of its Class B Common Stock (“Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of the Company’s Series A Preferred and holders of the Class B Stock received 70,000 shares of the Company’s Series B Preferred.

Mosaic ImmunoEngineering Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021 (continued)

Series A Preferred

On August 21, 2020, the Company issued 630,000 shares of Series A Preferred (classified as permanent equity), in exchange for 630,000 shares of Class A Common Stock of Private Mosaic. Each share of Series A Preferred has a par value of $0.00001 per share, no dividend rate, a stated value of $6.50 per share, and each share of Series A Preferred converts into 10.194106 shares of common stock of the Company (“Series A Conversion Number”). In addition, the Series A Preferred possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series A Certificate of Designation.

On January 29, 2021, 630,000 shares of Series A Preferred automatically converted into and aggregate 6,422,290 shares of common stock upon the effectiveness of a registration statement registering the resale of the underlying shares. The registration statement on Form S-3 was declared effective by the SEC on January 29, 2021.

Series B Preferred

On August 21, 2020, the Company issued 70,000 shares of Series B Preferred (classified as permanent equity), in exchange for 70,000 shares of Class B Common Stock of Private Mosaic. Each share of Series B Preferred has a par value of $0.00001 per share, no dividend rate, a stated value of $6.50 per share, and each share of Series B Preferred converts into 11.46837 shares of common stock of the Company (“Series B Conversion Number”). In addition, the Series B Preferred possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series B Certificate of Designation. Furthermore, the Series B Preferred does not have any mandatory conversion rights and only converts upon written notice from the holder.

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, any net working capital acquired under a reverse merger or acquisition shall be applied against the Capital Threshold. The net working capital of PTSC on the Closing Date was approximately $374,000 (see Note 2). As such, the remaining Capital Threshold was approximately $626,000 as of March 31, 2021. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3).

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On the first anniversary date from the adoption date of the 2020 Plan (or October 21, 2021), the number of shares of common stock reserved for issuance under the 2020 Plan shall automatically increase to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities, such as the shares issuable upon the conversion of Series B Preferred, as calculated on an as-converted basis. As of March 31, 2021, we have initially reserved 802,785 shares of common stock for issuance under the 2020 Plan, of which 336,328 were subject to outstanding RSUs and 466,457 shares were available for future grants of share-based awards.

Mosaic ImmunoEngineering Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021 (continued)

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. During the three months ended March 31, 2021, the Company recognized $274,243 in share-based compensation expense, of which, $40,536 was included in research and development and $233,707 was included in general and administrative in the accompanying unaudited condensed consolidated financial statements. There was no share-based compensation expense recognized during the period ended March 31, 2020.

The following summarizes our RSUs transaction activity for the three months ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	336,328	$3.30
Granted	–	–
Vested	–	–
Forfeited	–	–
Outstanding at March 31, 2021	336,328	$3.30

As of March 31, 2021, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $790,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.86 years.

8.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of March 31, 2021, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Indemnification

We have made certain guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party. We indemnify our directors, officers, employees, and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying unaudited condensed consolidated balance sheets.

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

Mosaic ImmunoEngineering Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021 (continued)

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

9.        Related Parties

During the seven months ended December 31, 2020, the Company’s Board of Directors approved to enter into consulting agreements with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Dr. Steinmetz’s spouse, and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. While there were no mutually signed consulting agreements in place as of March 31, 2021 (see Note 10), we expensed $30,000 in research and development expenses for the three months ended March 31, 2021. As of March 31, 2021, we accrued $70,000 in aggregate in consulting fees provided by the Related Parties, which amount is included in accrued expenses and other in the accompanying unaudited condensed consolidated financial statements. There were no related party expenses during the period ended March 31, 2020.

10.        Subsequent Events

During April 2021, we granted an aggregate of 104,788 RSUs to non-employee consultants of the Company under the 2020 Plan, including 5,357 RSUs granted to Dr. Steinmetz under her consulting agreement. Each RSU represents the contingent right to receive, upon vesting, one share of the Company’s common stock. The RSUs granted to Dr. Steinmetz will vest on August 31, 2022 and the remaining RSUs will vest one year from the date of grant. The aggregate fair market value on the date of grant was approximately $363,000 based on the closing price of our common stock on the date of grant.

In addition, during April 2021, the Company entered into consulting agreements with each of the Related Parties for a period of two years commencing September 1, 2020. Pursuant to the agreements, Dr. Steinmetz will be paid $5,000 per month beginning September 1, 2020 as acting Chief Scientific Officer. In addition, Dr. Steinmetz’s spouse and Steve Fiering, Ph.D. will each be paid $2,500 per month commencing September 1, 2020. The Related Parties have each agreed to defer 85% of their respective consulting fees until the Company is able to secure at least $4 million in aggregate funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing. The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant.

We have evaluated subsequent events after the consolidated balance sheet date and through the filing date of this Quarterly Report on Form 10-Q, and based on our evaluation, management has determined that no other subsequent events have occurred that would require recognition in the accompanying unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed herein and in the accompanying notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Mosaic ImmunoEngineering Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-KT for the seven months ended December 31, 2020.

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

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full year or any other future period.

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

About Mosaic

We are a preclinical, development-stage biotechnology company focused on developing and eventually commercializing our proprietary technology to activate the innate immune system.  Our lead product candidate, MIE-101, is based on a naturally occurring plant virus that is non-infectious in animals and humans but acts as strong adjuvant that activates multiple Toll-like receptors (“TLRs”) through its natural immune recognition. When injected into a tumor, MIE-101 naturally triggers the body’s innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor as well as other tumors throughout the body.  Published preclinical data in leading scientific journals from our co-founders’ studies and ongoing research support the anti-tumor activity of MIE-101 as a monotherapy and have demonstrated its ability to improve anti-tumor effects when combined with standard cancer treatments including chemotherapy, radiation and immunotherapy. These studies include data from multiple preclinical tumor models, veterinary studies in companion animals with naturally occurring cancer, as well as showing the potential to activate human immune effector cells in vitro.  Our goal is to advance MIE-101 into human and veterinary studies in 2022 as sufficient funding becomes available.

We are also employing this same natural adjuvant to produce modular vaccines under our Modular Vaccine Platform (“MVP”) that can prevent diseases by linking the virus directly to target antigens of interest.  In preclinical studies, vaccination with these agents has been able to protect animals from both cancer and infectious diseases and has shown significant promise against SARS-CoV-2.  Our MVP platform is designed to facilitate the rapid development of vaccine candidates due to its modular nature. The adjuvant and linking chemistry can be stockpiled and ready for the rapid identification of targets of interest which can be linked for testing in a short time. These vaccines also have a superior cold-chain profile that would potentially allow distribution to vaccination centers without refrigeration or freezing.  The MVP platform combined with our proprietary trans-dermal delivery system could potentially allow for self-administration and shipment of materials at room temperature, which makes the platform ideal for rapid response situations.

Recent Developments

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license technology using proprietary nanotechnology to activate the innate immune system to treat and prevent cancer and infectious diseases in humans and for veterinary use. On August 21, 2020, we closed a Reverse Merger transaction by and between PTSC (now known as Mosaic ImmunoEngineering Inc.) and Private Mosaic (“Reverse Merger”). On November 30, 2020, we filed amended and restated articles of incorporation with the Secretary of State of the State of Delaware to change the name of the Company to Mosaic ImmunoEngineering Inc., to implement a 1-for-500 reverse stock split, and to reduce the number of authorized shares of common stock from 600 million to 100 million. The reverse stock split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split. On December 30, 2020, we changed our fiscal year end from May 31 to December 31.

Reverse Merger

On August 19, 2020, PTSC (now known as Mosaic ImmunoEngineering Inc.) and Private Mosaic entered into a stock purchase agreement (“Stock Purchase Agreement”), whereby one of the wholly owned subsidiaries of PTSC merged with and into Private Mosaic, with Private Mosaic surviving as wholly owned subsidiary of PTSC (the “Reverse Merger”). The transaction closed on August 21, 2020 (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement.

On the Closing Date, PTSC acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of the Company’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of the Company’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). In January 2021, each share of Series A Preferred converted into 10.194106 shares of common stock of the Company, pursuant to the Series A Certificate of Designation. Each share of Series B Preferred converts into 11.46837 shares of common stock of the Company at the sole option of the holder, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, own approximately 90% of the issued and outstanding common stock of the Company.

The Reverse Merger was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, Private Mosaic is considered to have acquired PTSC as the accounting acquirer because: (i) Private Mosaic stockholders owned 90% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Private Mosaic directors held a majority of board seats in the combined company and (iii) Private Mosaic management held all key positions in the management of the combined company. Accordingly, Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Closing Date of the Reverse Merger and, for all periods following the Closing Date of the Reverse Merger, the results of operations of the combined company will be included in the Company’s financial statements.

Based on the inception of Private Mosaic on March 30, 2020, the comparative prior year financial information and the financial condition and results of operations of the Company for the periods presented in this Quarterly Report bear no relationship to the future business, financial condition and results of operations of the Company.

License Option Agreement

On July 1, 2020, we signed a License Option Agreement with CWRU, granting us the exclusive right to license technology for a novel platform technology using proprietary nanotechnology to activate the innate immune system to treat and prevent cancer and infectious diseases in humans and for veterinary use. Under the License Option Agreement, CWRU granted us an exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use.

Under the License Option Agreement, we issued CWRU 70,000 shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of Common Stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold. As of March 31, 2021, the remaining Capital Threshold was approximately $626,000.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the three months ended March 31, 2021, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Transition Report on Form 10-KT for the seven months ended December 31, 2020.

Results of Operation

Mosaic was incorporated on March 30, 2020 (date of inception). Therefore, limited comparative information is provided herein. Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Closing Date of the Reverse Merger, the results of operations of the combined company are included in the Company’s financial statements.

Three Months Ended March 31, 2021 and Period Ended March 31, 2020:

Research and Development Expenses

Research and development expenses of approximately $246,000 for the quarter ended March 31, 2021 are related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $41,000 in share-based compensation. We believe our research and development expenses will increase significantly over time as we raise sufficient capital to advance our programs.

There were no research and development expenses incurred during the period ended March 31, 2020.

General and Administrative Expenses

General and administrative expenses of approximately $558,000 for the three months ended March 31, 2021 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $470,000 including approximately $234,000 in share-based compensation, fees for outside legal counsel of approximately $13,000, fees related to intellectual property rights of approximately $11,000, audit and related fees of approximately $35,000, director and officer insurance of approximately $14,000, and other fees and expenses of approximately $15,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel.

General and administrative expenses of $471 for the period ended March 31, 2020 consist principally of corporate formation costs.

Liquidity and Capital Resources

On August 21, 2020, we completed our Reverse Merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. Since our inception on March 30, 2020, we have not raised any other capital. As of March 31, 2021, we had cash and cash equivalents of $210,000. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this quarterly report on Form 10-Q.

Our primary uses of capital to date are primarily related to payroll, consulting and related costs, corporate formation expenses, fees associated with the License Option Agreement and the Reverse Merger. On a go forward basis, we will need additional capital to support our research and development efforts, compensation and related expenses, hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the three months ended March 31, 2021:

Net cash used in operating activities	$(170,375)
Net cash provided by investing activities	27,637
Net decrease in cash and cash equivalents	$(142,738)

Cash Flows From Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 consisted of our net loss of $806,843 offset by non-cash share-based compensation expense of $274,243 and a net change in operating assets and liabilities of $362,225.

Cash Flows From Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 consisted of net proceeds received from the dissolution Phoenix Digital Solutions LLC (“PDS”), representing our 50% interest PDS.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, however, early adoption is permitted. The Company adopted ASU 2018-13 effective January 1, 2021. Implementation of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of March 31, 2021, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings

Information pertaining to legal proceedings is provided in Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements and is incorporated by reference herein.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”) before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, financial condition, results of operations and cash flows and, in such case, our future prospects would likely be materially and adversely affected.

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

The Report of Independent Registered Public Accounting Firm on our consolidated financial statements for the transition period ended December 31, 2020 on Form 10-KT included an explanatory paragraph stating that the Company’s limited cash on hand and its limited operating history raises substantial doubt about its ability to continue as a going concern. The unaudited condensed consolidated financial statements for the three months ended March 31, 2021 do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, we are required to be compliant with public company internal control requirements mandated under Section 302 and 906 of the Sarbanes-Oxley Act. If we are unable to successfully maintain internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description

10.1*	Consulting agreement signed April 29, 2021 by and between Registrant and Dr. Nicole Steinmetz

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2021	MOSAIC IMMUNOENGINEERING INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 5, 2021	MOSAIC IMMUNOENGINEERING INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

