Form 10-Q
period 2021-06-30
Mosaic ImmunoEngineering Inc.
filed 2021-08-03
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-22182

MOSAIC IMMUNOENGINEERING INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1070278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1537 South Novato Blvd, #5, Novato, California	94947
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (657) 208-0890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

On August 3, 2021, 7,228,093 shares of common stock, par value $0.00001 per share, were outstanding.

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

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$582,304	$352,738
Prepaid expenses and other current assets	20,025	51,349
Investment in affiliated company	–	27,637
Refundable income taxes	–	26,078
Total current assets	602,329	457,802
Total assets	$602,329	$457,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$69,115	$86,014
Accrued payable to founders	–	49,997
Derivative liability	104,300	83,500
Accrued expenses and other	1,319,767	660,832
Total current liabilities	1,493,182	880,343

Convertible notes	622,933	–

Total liabilities	2,116,115	880,343

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares and 630,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	–	6
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,228,093 and 805,803 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	72	8
Additional paid-in capital	1,115,162	420,198
Accumulated deficit	(2,629,021)	(842,754)
Total stockholders’ deficit	(1,513,786)	(422,541)
Total liabilities and stockholders’ deficit	$602,329	$457,802

See accompanying notes to unaudited condensed consolidated financial statements

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	March 30, 2020(1) to June 30, 2020

Operating expenses:
Research and development	$376,767	$–	$622,915	$–
General and administrative	533,935	40	1,092,235	511
Total operating expenses	910,702	40	1,715,150	511

Other income (expense):
Interest income	11	–	16	–
Change in valuation of derivative liability	(20,800)	–	(20,800)	–
Non-cash interest expense on convertible notes	(6,931)	–	(6,931)	–
Accretion to redemption value on convertible notes	(41,002)	–	(41,002)	–
Total other expense, net	(68,722)	–	(68,717)	–

Loss before income taxes	(979,424)	(40)	(1,783,867)	(511)

Provision for income taxes	–	–	2,400	–

Net loss	$(979,424)	$(40)	$(1,786,267)	$(511)

Basic and diluted loss per common share	$(0.14)	$–	$(0.29)	$–

Weighted average number of common shares outstanding – basic	7,222,403	–	6,228,900	–

Weighted average number of common shares outstanding – diluted	7,222,403	–	6,228,900	–

(1)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended June 30, 2021

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balances, March 31, 2021	–	$–	70,000	$1	7,228,093	$72	$–	$694,383	$(1,649,597)	$(955,141)

Share-based compensation	–	–	–	–	–	–	–	420,779	–	420,779

Net loss	–	–	–	–	–	–	–	–	(979,424)	(979,424)

Balances, June 30, 2021	–	$–	70,000	$1	7,228,093	$72	$–	$1,115,162	$(2,629,021)	$(1,513,786)

For the Three Months Ended June 30, 2020

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balances, March 31, 2020	–	$–	–	$–	–	$–	$63	$–	$(471)	$(408)

Net loss	–	–	–	–	–	–	–	–	(40)	(40)

Balances, June 30, 2020	–	$–	–	$–	–	$–	$63	$–	$(511)	$(448)

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited) (Continued)

For the Six Months Ended June 30, 2021

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Deficit	Deficit

Balances, December 31, 2020	6,30,000	$6	70,000	$1	8,05,803	$8	–	$4,20,198	$(842,754)	$(422,541)

Conversion of Series A Convertible Voting Preferred Stock	(630,000)	(6)	–	–	64,22,290	64	–	(58)	–	–

Share-based compensation	–	–	–	–	–	–		6,95,022	–	6,95,022

Net loss	–	–	–	–	–	–		–	(1,786,267)	(1,786,267)

Balances, June 30, 2021	–	$–	70,000	$1	72,28,093	$72	–	$11,15,162	$(2,629,021)	$(1,513,786)

For the Period March 30, 2020 to June 30, 2020

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, March 30, 2020 (1)	–	$–	–	$–	–	$–	$–	$–	$–	$–

Common stock subscribed and not yet issued	–	–	–	–	–	–	63	–	–	63

Net loss	–	–	–	–	–	–	–	–	(511)	(511)

Balance, June 30, 2020	–	$–	–	$–	–	$–	$63	$–	$(511)	$(448)

(1)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2021	Period March 30, 2020(1) to June 30, 2020
Operating activities:
Net loss	$(1,786,267)	$(511)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	695,022	–
Change in fair value of derivative liability	20,800	–
Non-cash interest on convertible notes	6,931	–
Accretion to redemption value on convertible notes	41,002	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	31,324	–
Refundable income taxes	26,078	–
Accounts payable	(16,899)	–
Accrued payable to founders	–	1,011
Accrued expenses and other	658,935	–
Net cash provided by (used in) operating activities	(323,074)	500

Investing activities:
Proceeds from dissolution of affiliate	27,637	–
Net cash provided by investing activities	27,637	–

Financing activities:
Proceeds from the issuance of convertible notes	525,003	–
Net cash provided by financing activities	525,003	–

Net increase in cash and cash equivalents	229,566	500

Cash and cash equivalents, beginning of period	352,738	–

Cash and cash equivalents, end of period	$582,304	$500

Supplemental disclosure of non-cash financing activities:
Common stock subscribed and not yet issued	$–	$63
Conversion of Series A Convertible Voting Preferred Stock to common stock	$64	$–
Conversion of accrued payable to founder to convertible note	$49,997	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$–

(1)	Private Mosaic was incorporated on March 30, 2020.

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

1.        Organization and Business

Organization

Mosaic ImmunoEngineering Inc. (the “Company,” “combined company,” “Mosaic,” “we,” “us,” or “our”), formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. We are a preclinical, development-stage biotechnology company focused on developing and eventually commercializing our proprietary technology designed to activate the innate immune system to treat and prevent cancer and infectious diseases.  Our lead product candidate, MIE-101, is based on a naturally occurring plant virus that is non-infectious in animals and humans but has been shown to act as strong adjuvant that activates multiple Toll-like receptors (“TLRs”) through its natural immune recognition. When injected into a tumor, MIE-101 naturally triggers the body’s innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor as well as other tumors throughout the body. Our goal is to advance MIE-101 into human and veterinary studies in 2022 if sufficient funding becomes available.

The Company has two wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company (formerly referred to as Private Mosaic in connection with the Reverse Merger), a corporation organized under Delaware law on March 30, 2020 (date of inception) and Patriot Data Solutions Group, Inc., an inactive subsidiary of PTSC. Patriot Data Solutions Group (formerly known as Crossflo Systems, Inc.) was acquired in September 2008 and was previously engaged in data-sharing services and products primarily in the public safety and government sector. During April 2012, PTSC sold substantially all of the assets in Patriot Data Solutions Group.

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

On the Closing Date, Patriot Scientific Corporation acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of Patriot Scientific Corporation’s (now known as Mosaic ImmunoEngineering Inc.) Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of Patriot Scientific Corporation’s (now known as Mosaic ImmunoEngineering Inc.) Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converts into 10.194106 shares of common stock of the Company and possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series A Certificate of Designation (see Note 8). Each share of Series B Preferred converts into 11.46837 shares of common stock (as adjusted for the Reverse Stock Split) of the Company, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, own approximately 90% of the issued and outstanding shares of common stock of the Company as of the Closing Date.

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

Reverse Stock Split

On October 21, 2020 and October 22, 2020, our Board of Directors and majority shareholders, respectively, approved the Reverse Stock Split of one (1) share of our common stock for every 500 shares of our common stock (“1-for-500”). On November 30, 2020, we filed the Amended and Restated Certificate to effect a Reverse Stock Split on December 2, 2020, whereby every 500 shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.00001. The accompanying unaudited condensed consolidated financial statements and notes give retroactive effect to the reverse stock split for all periods presented.

In addition, on June 10, 2021 and June 14, 2021, our Board of Directors and majority shareholders, respectively, approved a discretionary reverse stock split whereby our Board of Directors have broad authority to implement a future reverse stock split at a ratio ranging from 1-for-2 to 1-for-4 at any time on or before June 25, 2022 in order to meet the initial listing bid price requirement and other listing regulations of the Nasdaq Stock Market or other national exchanges. The Board believes that listing our common stock on a national exchange will increase the liquidity of our common stock by providing us with a market for our common stock that is more accessible than if our common stock were to continue to trade on the OTCQB or on the “pink sheets” maintained by the OTC Markets Group, Inc. If the Board of Directors believes that a discretionary reverse stock split is in the best interests of the Company and its shareholders, it will consider certain factors in selecting the specific reverse stock split ratio, including prevailing market conditions, the trading price of our common stock and the steps that we will need to take in order to meet the initial listing bid price requirement and other listing regulations of the Nasdaq Stock Market or other national exchanges. We currently do not expect to list our securities on the Nasdaq Stock Market or other national exchange until after we have filed our Annual Report on Form 10-K for the year ending December 31, 2021.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2021, the Company had cash and cash equivalents of $582,304 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this quarterly report on Form 10-Q.

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

In conjunction with the Reverse Merger, Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Reverse Merger, the results of operations of the combined company are included in the Company’s unaudited condensed consolidated financial statements. Since Private Mosaic was incorporated on March 30, 2020, prior year financial information covers the period March 30, 2020 (date of inception) to June 30, 2020. In addition, operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

Investment in Affiliated Company

We had a 50% interest in Phoenix Digital Solutions LLC (“PDS”). On September 29, 2020, the managing members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was not deemed enforceable by the managing members. In January 2021, the remaining assets of PDS were distributed to its members (see Note 4).

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts payable, accrued payable to founders, derivative liability, accrued expenses and other, and convertible notes. The carrying value of these financial instruments, except for the derivative liability and convertible notes, approximates fair value because of the immediate or short-term maturity of the instruments. We record the derivative liability at fair value (see Note 3). The convertible notes are initially recorded at their amortized cost and are being accreted to their redemption value over the estimated conversion period using the effective interest method (see Note 7).

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the fair value of the anti-dilution issuance rights liability (derivative liability), the timing of conversion of the convertible notes, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making such accounting estimates and assumptions, the actual financial statement results could differ materially from such accounting estimates and assumptions.

Convertible Notes

The Company follows ASC 480-10, “Distinguishing Liabilities from Equity” in its evaluation of the accounting for share-settled debt. ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:

a)	A fixed monetary amount known at inception;
b)	Variations in something other than the fair value of the issuer’s equity shares; or
c)	Variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares

Moreover, equity classification was not an appropriate classification for the convertible notes because the underlying terms of the convertible notes do not expose the investors to risks and rewards similar to those of an owner and, therefore, do not create a shareholder relationship. Pursuant to ASC 835-30, the convertible notes were initially recorded at their amortized cost and are being accreted to their redemption value over the estimated conversion period using the effective interest method (see Note 7).

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

Share-Based Compensation

We account for restricted stock units (“RSUs”) and other share-based awards granted under our equity compensation plan in accordance with the authoritative guidance for share-based compensation. The fair value of RSUs is measured at the grant date based on the closing market price of our common stock on the date of grant and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. At June 30, 2021, there were no outstanding share-based awards with market or performance conditions.

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

The potential dilutive effect of unvested RSUs outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series B Preferred outstanding during the period is calculated using the if-converted method assuming the conversion of Series B Preferred as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive.

The following table presents the securities excluded from the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 and period March 30, 2020 (date of inception) to June 30, 2020, as the effect of their inclusion would have been anti-dilutive during periods of net loss:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	March 30, 2020(1) to June 30, 2020
Series B Preferred	802,786	–	802,786	–
Unvested RSUs	423,166	–	379,267	–
Total	1,225,952	–	1,182,053	–

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements at June 30, 2021 Using
	Fair Value at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$582,304	$582,304	$–	$–
Total assets	$582,304	$582,304	$–	$–

Liabilities:
Anti-dilution issuance rights liability	$104,300	$–	$–	$104,300
Total liabilities	$104,300	$–	$–	$104,300

		Fair Value Measurements at December 31, 2020 Using
	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$352,738	$352,738	$–	$–
Total assets	$352,738	$352,738	$–	$–

Liabilities:
Anti-dilution issuance rights liability	$83,500	$–	$–	$83,500
Total liabilities	$83,500	$–	$–	$83,500

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

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. The estimated fair value of the anti-dilution issuance rights at the date of issuance on August 21, 2020 (at inception), December 31, 2020, and June 30, 2021, was $83,500, $83,500 and $104,300, respectively. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at inception, December 31, 2020 and June 30, 2021, were as follows:

	At inception	December 31, 2020	June 30, 2021
Fair value of common stock (per share)	$3.30	$3.25	$1.60
Estimated additional shares of common stock	57,462	31,353	83,889
Expected volatility	135%	90%	100%
Expected term (years)	0.45	0.25	0.25
Risk-free interest rate	0.11%	0.09%	0.05%

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

4.        Investment in Affiliated Companies

Phoenix Digital Solutions, LLC (“PDS”)

PDS was formed by PTSC to pursue licensing of its intellectual property and we own 50% of the membership interests of PDS. On September 29, 2020, the members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was deemed no longer enforceable. In January 2021, the remaining cash on hand of $55,274 was equally distributed to its two members according to the dissolution plan, of which we received proceeds of $27,637 in January 2021. There were no expenses incurred during the six months ended June 30, 2021.

5.        Accrued Expenses and Other Current Liabilities; Accrued Payable to Founders

Accrued expenses and other current liabilities consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued compensation	$851,578	$393,431
Accrued consulting	246,750	40,000
Crossflo acquisition liability	177,244	177,244
Other accrued expenses	44,195	50,157
Total accrued expenses and other current liabilities	$1,319,767	$660,832

In September 2008, PTSC acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with an acquisition of Crossflo by PTSC, we have accrued $177,244 that could be payable to Crossflo investors.

Accrued Payable to Founders

At December 31, 2020, accrued payable to founders of $49,997 represented the overpayment of common stock subscribed. Amounts payable to founders did not earn interest and were not convertible into any other security. During May 2021, the amount payable to founders was invested in the Company’s convertible notes (see Note 7).

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

Under the License Option Agreement, Private Mosaic issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance, representing 10% of the fully diluted shares of common stock outstanding of Private Mosaic. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold (see Note 2). As of June 30, 2021, the remaining Capital Threshold was approximately $626,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under FASB’s ASC Topic 815, “Derivatives and Hedging” (see Note 3).

In addition, we are responsible for the reimbursement of all patent fees incurred by CWRU under the License Option Agreement from the effective date of the License Option Agreement. During the three and six months ended June 30, 2021, we incurred $11,438 and $22,817, respectively, in patent legal fees which are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements. In addition, if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the effective date of the License Option Agreement, which amount has been estimated to be approximately $267,000. This amount will be expensed when the Company intends to enter into a license agreement with CWRU.

7.        Convertible Notes

On May 7, 2021 (“Effective Date”), we entered into a convertible note purchase agreement (“Note Agreement”) with five (5) accredited investors, including two (2) members of our Board of Directors that participated on the same terms as other accredited investors (collectively, the “Investors”). Pursuant to the Note Agreement, the Company received $525,003 in gross proceeds in addition to $49,997 in accrued payable to founder that was converted into convertible notes and the Company issued unsecured convertible promissory notes (“Convertible Notes”) in the aggregate principal amount of $575,000.

The Convertible Notes have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the Investors, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. During the quarter ended June 30, 2021, the Company recorded non-cash interest expense on Convertible Notes in the amount of $6,931.

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 (“Conversion Price”). The Conversion Price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

Pursuant to the Note Agreement, a Qualified Financing represents a single transaction or series or transactions whereby the Company receives aggregate gross proceeds of at least $5 million from the sale of equity securities following the Effective Date (excluding proceeds from the issuance of any future Convertible Notes). A Smaller Financing represents any sale of equity securities whereby the aggregate gross proceeds are less than $5 million (excluding proceeds from the issuance of any future Convertible Notes).

In addition, in the event of a corporate transaction covering the sale of all or substantially all of the Company’s assets, or merger or consolidation with or into another entity, or change in ownership of at least 50% in voting securities of the Company, the holder of the Convertible Note may elect that either: (a) the Company pay the holder of such Convertible Note an amount equal to the sum of (i) all accrued and unpaid interest due on such Convertible Note and (ii) one and one-half (1.5) times the outstanding principal balance of such Convertible Note; or (b) such Convertible Note will convert into that number of conversion shares equal to the quotient obtained by dividing (i) the outstanding principal balance and unpaid accrued interest of such Convertible Note on the date of conversion by (ii) $2.377.

The Company follows ASC 480-10, “Distinguishing Liabilities from Equity” in its evaluation of the accounting for share-settled debt. ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:

a)	A fixed monetary amount known at inception;
b)	Variations in something other than the fair value of the issuer’s equity shares; or
c)	Variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares

Moreover, equity classification was not an appropriate classification for the Convertible Notes because the underlying terms of the Convertible Notes do not expose the Investors to risks and rewards similar to those of an owner and, therefore, do not create a shareholder relationship. We are instead using our equity shares as the currency to settle our obligation. In addition, pursuant to ASC 835-30, the Convertible Notes were initially recorded at their amortized cost of $575,000 and are being accreted to their redemption value of $718,750 over the estimated conversion period of approximately six months using the effective interest method. During the quarter ended June 30, 2021, the Company recorded $41,002 in accretion to redemption value on Convertible Notes.

8.        Stockholders’ Equity and Share-Based Compensation

Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). Under the Reverse Merger (see Notes 1 and 2), we designated and issued 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”).

Series A Preferred

On August 21, 2020, the Company issued 630,000 shares of Series A Preferred (classified as permanent equity), in exchange for 630,000 shares of Class A Common Stock of Private Mosaic. Each share of Series A Preferred has a par value of $0.00001 per share, no dividend rate, a stated value of $6.50 per share, and each share of Series A Preferred converts into 10.194106 shares of common stock of the Company (“Series A Conversion Number”). In addition, the Series A Preferred possessed full voting rights prior to conversion, on an as-converted basis, as the common stock of the Company, as defined in the Series A Certificate of Designation.

On January 29, 2021, 630,000 shares of Series A Preferred automatically converted into an aggregate 6,422,290 shares of common stock upon the effectiveness of a registration statement registering the resale of the underlying shares. The registration statement on Form S-3 was declared effective by the SEC on January 29, 2021.

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

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, any net working capital acquired under a reverse merger or acquisition shall be applied against the Capital Threshold. The net working capital of PTSC on the Closing Date was approximately $374,000 (see Note 2). As such, the remaining Capital Threshold was approximately $626,000 as of June 30, 2021. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3).

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On the first anniversary date from the adoption date of the 2020 Plan (or October 21, 2021), the number of shares of common stock reserved for issuance under the 2020 Plan shall automatically increase to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities, such as the shares issuable upon the conversion of Series B Preferred, as calculated on an as-converted basis. As of June 30, 2021, we have reserved 802,785 shares of common stock for issuance under the 2020 Plan, of which 466,739 were subject to outstanding RSUs and 336,046 shares were available for future grants of share-based awards.

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the three and six months ended June 30, 2021 was comprised of the following:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Research and development	$184,476	$225,012
General and administrative	236,303	470,010
Total	$420,779	$695,022

There was no share-based compensation expense recognized during the prior periods ended June 30, 2020.

The following summarizes our RSUs transaction activity for the six months ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	336,328	$3.30
Granted	130,411	3.34
Vested	–	–
Forfeited	–	–
Outstanding at June 30, 2021	466,739	$3.31

As of June 30, 2021, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $876,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.52 years. As of June 30, 2021, there are no vested RSUs.

9.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of June 30, 2021, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

10.      Related Parties

During the seven months ended December 31, 2020, the Company’s Board of Directors approved to enter into consulting agreements with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Dr. Steinmetz’s spouse, and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. During April 2021, we entered into consulting agreements with the Related Parties retroactive to September 1, 2020. During the three and six months ended June 30, 2021, we expensed $30,000 and $60,000, respectively, in related party consulting fees included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, her spouse, and Dr. Fiering are to be initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for three and six months ended June 30, 2021 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of June 30, 2021, no amounts have been paid to Dr. Steinmetz, her spouse, or Dr. Fiering and we have accrued $100,000 in aggregate in consulting fees provided by the Related Parties, which amount is included in accrued expenses and other in the accompanying unaudited condensed consolidated financial statements. There were no related party expenses incurred during the periods ended June 30, 2020.

11.      Subsequent Events

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

About Mosaic

We are a preclinical, development-stage biotechnology company focused on developing and eventually commercializing our proprietary technology to activate the innate immune system.  Our lead product candidate, MIE-101, is based on a naturally occurring plant virus that is non-infectious in animals and humans but acts as strong adjuvant that activates multiple Toll-like receptors (“TLRs”) through its natural immune recognition. When injected into a tumor, MIE-101 naturally triggers the body’s innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor as well as other tumors throughout the body. Published preclinical data in leading scientific journals from our co-founders’ studies and ongoing research support the anti-tumor activity of MIE-101 as a monotherapy and have demonstrated its ability to improve anti-tumor effects when combined with standard cancer treatments including chemotherapy, radiation and immunotherapy. These studies include data from multiple preclinical tumor models, veterinary studies in companion animals with naturally occurring cancer, as well as showing the potential to activate human immune effector cells in vitro.  Our goal is to advance MIE-101 into human and veterinary studies in 2022 if sufficient funding becomes available.

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

In addition, on June 10, 2021 and June 14, 2021, our Board of Directors and majority shareholders, respectively, approved a discretionary reverse stock split whereby our Board of Directors have broad authority to implement a future reverse stock split at a ratio ranging from 1-for-2 to 1-for-4 at any time on or before June 25, 2022 in order to meet the initial listing bid price requirement and other listing regulations of the Nasdaq Stock Market or other national exchanges. The Board believes that listing our common stock on a national exchange will increase the liquidity of our common stock by providing us with a market for our common stock that is more accessible than if our common stock were to continue to trade on the OTCQB or on the “pink sheets” maintained by the OTC Markets Group, Inc. If the Board of Directors believes that a discretionary reverse stock split is in the best interests of the Company and its shareholders, it will consider certain factors in selecting the specific reverse stock split ratio, including prevailing market conditions, the trading price of our common stock and the steps that we will need to take in order to meet the initial listing bid price requirement and other listing regulations of the Nasdaq Stock Market or other national exchanges. We currently do not expect to list our securities on the Nasdaq Stock Market or other national exchange until after we have filed our Annual Report on Form 10-K for the year ending December 31, 2021.

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

Under the License Option Agreement, we issued CWRU 70,000 shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of Common Stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold. As of June 30, 2021, the remaining Capital Threshold was approximately $626,000.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the three months ended June 30, 2021, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Transition Report on Form 10-KT for the seven months ended December 31, 2020, other than described below.

The Company follows ASC 480-10, “Distinguishing Liabilities from Equity” in its evaluation of the accounting for share-settled debt. ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:

a)	A fixed monetary amount known at inception;

b)	Variations in something other than the fair value of the issuer’s equity shares; or

c)	Variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares

Moreover, equity classification was not an appropriate classification for the convertible notes because the underlying terms of the convertible notes do not expose the investors to risks and rewards similar to those of an owner and, therefore, do not create a shareholder relationship. Pursuant to ASC 835-30, the convertible notes were initially recorded at their amortized cost and are being accreted to their redemption value over the estimated conversion period using the effective interest method.

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

Three Months Ended June 30, 2021 and June 30, 2020:

Research and Development Expenses

Research and development expenses of approximately $377,000 for the quarter ended June 30, 2021 are related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $184,000 in share-based compensation. We believe our research and development expenses will increase significantly over time as we raise sufficient capital to advance our programs.

There were no research and development expenses incurred during the three months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses of approximately $534,000 for the three months ended June 30, 2021 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $462,000, including approximately $236,000 in share-based compensation, fees for outside legal counsel of approximately $9,000, fees related to intellectual property rights of approximately $11,000, audit and related fees of approximately $13,000, director and officer insurance of approximately $14,000, and other fees and expenses of approximately $25,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development efforts.

General and administrative expenses were insignificant for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and Period March 30, 2020 (date of inception) to June 30, 2020:

Research and Development Expenses

Research and development expenses of approximately $623,000 for the six months ended June 30, 2021 are related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $225,000 in share-based compensation. We believe our research and development expenses will increase significantly over time as we raise sufficient capital to advance our programs.

There were no research and development expenses incurred during the period March 30, 2020 to June 30, 2020.

General and Administrative Expenses

General and administrative expenses of approximately $1,092,000 for the six months ended June 30, 2021 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $932,000, including approximately $470,000 in share-based compensation, fees for outside legal counsel of approximately $19,000, fees related to intellectual property rights of approximately $23,000, audit and related fees of approximately $52,000, director and officer insurance of approximately $28,000, and other fees and expenses of approximately $38,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel.

General and administrative expenses for the period March 30, 2020 to June 30, 2020 of $511 we primarily related for corporate formation costs.

Liquidity and Capital Resources

On August 21, 2020, we completed our Reverse Merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was converted into convertible notes. As of June 30, 2021, we had cash and cash equivalents of $582,304. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this quarterly report on Form 10-Q.

Our primary uses of capital to date are primarily related to payroll, consulting and related costs, corporate formation expenses, fees associated with the License Option Agreement and the Reverse Merger. On a go forward basis, we will need significant additional capital to support our research and development efforts, compensation and related expenses, hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.

We plan to continue to fund losses from operations and future funding needs through our cash on hand and future equity and/or debt financings, as well as potential collaborations or strategic partnerships with other companies.

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

Cash Flow Summary for the Six Months Ended June 30, 2021

The following table provides a summary of our net cash flow activity for the six months ended June 30, 2021:

Net cash used in operating activities	$(323,074)
Net cash provided by investing activities	27,637
Net cash provided by financing activities	525,003
Net increase in cash and cash equivalents	$229,566

Cash Flows From Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 consisted of our net loss of $1,786,267 offset by (i) share-based compensation expense of $695,022, (ii) non-cash interest on convertible notes of $6,931, (iii) accretion to redemption value on convertible notes of $41,002, (iv) an increase in the fair value of the derivative liability of $20,800, (v) and a net change in operating assets and liabilities of $699,438.

Cash Flows From Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2021 consisted of net proceeds received from the dissolution of Phoenix Digital Solutions LLC (“PDS”), representing our 50% interest PDS.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 consisted of net proceeds received from the issuance of convertible notes of $525,003, which amount excludes $49,997 that was payable to one of our co-founders as of December 31, 2020 and invested in the convertible notes in May 2021. As of June 30, 2021, the principal amount of the convertibles notes was $575,000.

Cash Flow Summary for the Period Ended June 30, 2020

During the period ended June 30, 2020, net cash provided by operating activities of $500 was related to our net loss of $511 offset by an increase in accrued payable to founders of $1,011.

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

As required by Rule 13a-15(b) under the Exchange Act, as of June 30, 2021, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

Information pertaining to legal proceedings is provided in Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements and is incorporated by reference herein.

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

The Report of Independent Registered Public Accounting Firm on our consolidated financial statements for the transition period ended December 31, 2020 on Form 10-KT included an explanatory paragraph stating that the Company’s limited cash on hand and its limited operating history raises substantial doubt about its ability to continue as a going concern. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 do not include any adjustments that might result from the outcome of this uncertainty.

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

Risks Related to Our Common Stock

Our Board of Directors has discretionary authority to implement a reverse stock split at any time on or before June 25, 2022.

On June 10, 2021 and June 14, 2021, our Board of Directors and majority shareholders, respectively, approved a discretionary reverse stock split whereby our Board of Directors have broad authority to implement a future reverse stock split at a ratio ranging from 1-for-2 to 1-for-4 at any time on or before June 25, 2022 in order to meet the initial listing bid price requirement and other listing regulations of the Nasdaq Stock Market or other national exchanges.

There are many risks associated with the reverse stock split, if implemented. Shareholders should note that the effect of the reverse stock split, if any, on the market price of our common stock cannot be accurately predicted. In particular, we cannot assure you that the price per share of our common stock after the reverse stock split will be two (2) to four (4) times, as applicable, the prices for shares of our common stock immediately prior to the reverse stock split. Furthermore, even if the market price of our common stock does rise following the reverse stock split, we cannot assure you that the market price of our common stock immediately after the proposed reverse stock split will be maintained for any period of time. Even if an increased per-share price can be maintained, the reverse stock split may not achieve the desired results to meet the initial listing standing of a national exchange. Moreover, because some investors may view the reverse stock split negatively, we cannot assure you that the reverse stock split will not adversely impact the market price of our common stock.

If the reverse stock split is effected and the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. The total market capitalization of our common stock after implementation of the reverse stock split when and if implemented may also be lower than the total market capitalization before the reverse stock split. Furthermore, the liquidity of the common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

While we aim that the reverse stock split will be sufficient to obtain our listing on the Nasdaq Stock Market or other national exchange, it is possible that, even if the reverse stock split results in a bid price for the common stock that exceeds the required price per share, another reverse split may be necessary in the future and we may not be able to continue to satisfy the other criteria for continued listing of the common stock on the Nasdaq Stock Market or other national exchange.

While we currently do not expect to list our securities on the Nasdaq Stock Market or other national exchange until after we have filed our Annual Report on Form 10-K for the year ending December 31, 2021, the Board of Directors may implement the reverse stock split at any time on or before June 25, 2022.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2021	MOSAIC IMMUNOENGINEERING INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 3, 2021	MOSAIC IMMUNOENGINEERING INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

