Form 10-Q
period 2021-09-30
Mosaic ImmunoEngineering Inc.
filed 2021-11-02
CIK 836564

iTable of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-22182

MOSAIC IMMUNOENGINEERING, INC.

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

On November 1, 2021, 7,228,093 shares of common stock, par value $0.00001 per share, were outstanding.

i

EXPLANATORY NOTE REGARDING THE REVERSE MERGER

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report on Form 10-Q refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

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

On the Closing Date, PTSC acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of the Company’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of the Company’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converted into 10.194106 shares of common stock of the Company pursuant to the Series A Certificate of Designation. Each share of Series B Preferred converts into 11.46837 shares of common stock of the Company, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, owned 90% of the issued and outstanding common stock of the combined company as of the Closing Date.

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

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$393,121	$352,738
Prepaid expenses and other current assets	52,536	51,349
Investment in affiliated company	–	27,637
Refundable income taxes	–	26,078
Total current assets	445,657	457,802
Total assets	$445,657	$457,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$114,296	$86,014
Accrued payable to founders	–	49,997
Derivative liability	104,300	83,500
Accrued expenses and other	1,718,974	660,832
Total current liabilities	1,937,570	880,343

Convertible notes	709,831	–

Total liabilities	2,647,401	880,343

Commitments and contingencies	–	–

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares and 630,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	–	6
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,228,093 and 805,803 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	72	8
Additional paid-in capital	1,475,147	420,198
Accumulated deficit	(3,676,964)	(842,754)
Total stockholders’ deficit	(2,201,744)	(422,541)
Total liabilities and stockholders’ deficit	$445,657	$457,802

See accompanying notes to unaudited condensed consolidated financial statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	For the Period March 30, 2020(1) to September 30, 2020

Operating expenses:
Research and development	$439,926	$220,083	$1,062,841	$220,083
General and administrative	521,131	162,344	1,613,366	162,855
Total operating expenses	961,057	382,427	2,676,207	382,938

Other income (expense):
Interest income	12	55	28	55
Change in valuation of derivative liability	–	–	(20,800)	–
Non-cash interest expense on convertible notes	(11,595)	–	(18,526)	–
Equity in loss of affiliated company	–	(4,153)	–	(4,153)
Accretion to redemption value on convertible notes	(75,303)	–	(116,305)	–
Total other expense, net	(86,886)	(4,098)	(155,603)	(4,098)

Loss before income taxes	(1,047,943)	(386,525)	(2,831,810)	(387,036)

Provision for income taxes	–	–	2,400	–

Net loss	$(1,047,943)	$(386,525)	$(2,834,210)	$(387,036)

Basic and diluted loss per common share	$(0.15)	$(0.52)	$(0.43)	$(1.05)

Weighted average number of common shares outstanding – basic and diluted	7,222,403	743,271	6,540,182	369,627

(1)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended September 30, 2021

	Series A Convertible		Series B Convertible Voting Preferred		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Voting Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balances, June 30, 2021	–	$–	70,000	$1	7,228,093	$72	$–	$1,115,162	$(2,629,021)	$(1,513,786)

Share-based compensation	–	–	–	–	–	–	–	359,985	–	359,985

Net loss	–	–	–	–	–	–	–	–	(1,047,943)	(1,047,943)

Balances, September 30, 2021	–	$–	70,000	$1	7,228,093	$72	$–	$1,475,147	$(3,676,964)	$(2,201,744)

For the Three Months Ended September 30, 2020

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Common Stock Subscribed	Class A Common Stock
	Shares	Amount	Shares	Amount	Amount	Shares	Amount

Balances, June 30, 2020 (1)	–	$–	–	$–	$63	–	$–

Issuance of Class A Common Stock to founders	–	–	–	–	(63)	630,000	63

Issuance of Class B Common Stock under License Option Agreement	–	–	–	–	–	–	–

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	630,000	6	70,000	1	–	(630,000)	(63)

Net assets acquired under Reverse Merger	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–

Balances, September 30, 2020	630,000	$6	70,000	$1	$–	–	$–

	Class B Common Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, June 30, 2020 (1)	–	$–	–	$–	$–	$(511)	$(448)

Issuance of Class A Common Stock to founders	–	–	–	–	–	–	–

Issuance of Class B Common Stock under License Option Agreement	70,000	7	–	–	–	–	7

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	(70,000)	(7)	–	–	63	–	–

Net assets acquired under Reverse Merger	–	–	802,786	8	374,427	–	374,435

Net loss	–	–	–	–	–	(386,525)	(386,525)

Balances, September 30, 2020	–	$–	802,786	$8	$374,490	$(387,036)	$(12,531)

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited) (Continued)

For the Nine Months Ended September 30, 2021

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2020	630,000	$6	70,000	$1	805,803	$8	$420,198	$(842,754)	$(422,541)

Conversion of Series A Convertible Voting Preferred Stock	(630,000)	(6)	–	–	6,422,290	64	(58)	–	–

Share-based compensation	–	–	–	–	–	–	1,055,007	–	1,055,007

Net loss	–	–	–	–	–	–	–	(2,834,210)	(2,834,210

Balances, September 30, 2021	–	$–	70,000	$1	7,228,093	$72	$1,475,147	$(3,676,964)	$(2,201,744)

For the Period March 30, 2020 (date of inception) to September 30, 2020

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock Subscribed	Class A Common Stock
	Shares	Amount	Shares	Amount	Amount	Shares	Amount

Balances, March 30, 2020 (1)	–	$–	–	$–	$–	–	$–

Common stock subscribed and not yet issued to founders	–	–	–	–	63	–	–

Issuance of Class A Common Stock to founders	–	–	–	–	(63)	630,000	63

Issuance of Class B Common Stock under License Option Agreement	–	–	–	–	–	–	–

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	630,000	6	70,000	1	–	(630,000)	(63)

Net assets acquired under Reverse Merger	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–

Balances, September 30, 2020	630,000	$6	70,000	$1	$–	–	$–

	Class B Common Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, March 30, 2020 (1)	–	$–	–	$–	$–	$–	$–

Common stock subscribed and not yet issued to founders	–	–	–	–	–	–	63

Issuance of Class A Common Stock to founders	–	–	–	–	–	–	–

Issuance of Class B Common Stock under License Option Agreement	70,000	7	–	–	–	–	7

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	(70,000)	(7)	–	–	63	–	–

Net assets acquired under Reverse Merger	–	–	802,786	8	374,427	–	374,435

Net loss	–	–	–	–	–	(387,036)	(387,036)

Balances, September 30, 2020	–	$–	802,786	$8	$374,490	$(387,036)	$(12,531)

(1)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2021	For the Period March 30, 2020(1) to September 30, 2020
Operating activities:
Net loss	$(2,834,210)	$(387,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,055,007	–
Equity in loss of affiliated company	–	4,153
Fair value of common stock issued under License Option Agreement	–	7
Anti-dilution rights derivative liability expense	–	83,500
Change in fair value of derivative liability	20,800	–
Non-cash interest on convertible notes	18,526	–
Accretion to redemption value on convertible notes	116,305	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,187)	(4,753)
Refundable income taxes	26,078	–
Accounts payable	28,282	(77,956)
Accrued payable to founders	–	51,152
Accrued expenses and other	1,058,142	262,945
Net cash used in operating activities	(512,257)	(67,988)

Investing activities:
Proceeds from dissolution of affiliate	27,637	–
Net cash, cash equivalents and restricted cash acquired in Reverse Merger	–	605,215
Net cash provided by investing activities	27,637	605,215

Financing activities:
Proceeds from the issuance of convertible notes	525,003	–
Proceeds from the issuance of Class A common stock	–	63
Net cash provided by financing activities	525,003	63

Net increase in cash and cash equivalents	40,383	537,290

Cash and cash equivalents, beginning of period	352,738	–

Cash and cash equivalents, end of period	$393,121	$537,290

Supplemental disclosure of non-cash financing activities:
Conversion of Series A Convertible Voting Preferred Stock to common stock	$64	$–
Conversion of accrued payable to founder to convertible note	$49,997	$–
Net liabilities assumed in Reverse Merger, net of cash and restricted cash acquired	$–	$230,780

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$–

(1)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this quarterly report on Form 10-Q refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

1.        Organization and Business

Organization

Mosaic ImmunoEngineering, Inc. (the “Company,” “combined company,” “Mosaic,” “we,” “us,” or “our”), formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. We are a preclinical, development-stage biotechnology company focused on developing and eventually commercializing our proprietary technology designed to activate the innate immune system to treat and prevent cancer and infectious diseases.  Our lead product candidate, MIE-101, is based on a naturally occurring plant virus that is non-infectious in animals and humans but has been shown to act as strong adjuvant that activates multiple Toll-like receptors (“TLRs”) through its natural immune recognition. When injected into a tumor, MIE-101 naturally triggers the body’s innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor as well as other tumors throughout the body. Our goal is to advance MIE-101 into human and veterinary studies in 2022 if sufficient funding becomes available.

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

Stock Purchase Agreement

On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a stock purchase agreement (“Stock Purchase Agreement”), whereby one of the wholly owned subsidiaries of Patriot Scientific Corporation merged with and into Private Mosaic, with Private Mosaic surviving as a wholly owned subsidiary of Patriot Scientific Corporation (the “Reverse Merger”) (see Note 2). The transaction closed on August 21, 2020 (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement.

On the Closing Date, Patriot Scientific Corporation acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of Patriot Scientific Corporation’s (now known as Mosaic ImmunoEngineering, Inc.) Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of Patriot Scientific Corporation’s (now known as Mosaic ImmunoEngineering, Inc.) Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converted into 10.194106 shares of common stock of the Company pursuant to the Series A Certificate of Designation (see Note 8). Each share of Series B Preferred converts into 11.46837 shares of common stock of the Company, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, owned approximately 90% of the issued and outstanding shares of common stock of the Company as of the Closing Date.

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

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2021, the Company had cash and cash equivalents of $393,121 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this quarterly report on Form 10-Q.

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

In conjunction with the Reverse Merger, Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Reverse Merger, the results of operations of the combined company are included in the Company’s unaudited condensed consolidated financial statements. Since Private Mosaic was incorporated on March 30, 2020, prior year financial information covers the period March 30, 2020 (date of inception) to September 30, 2020. In addition, operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

Share-Based Compensation

We account for restricted stock units (“RSUs”) and other share-based awards granted under our equity compensation plan in accordance with the authoritative guidance for share-based compensation. The fair value of RSUs is measured at the grant date based on the closing market price of our common stock on the date of grant and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. At September 30, 2021, there were no outstanding share-based awards with market or performance conditions.

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

Basic and Diluted Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing our net income (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding during the period, plus the potential dilutive effects of unvested RSUs and shares of common stock expected to be issued under our Series B Preferred during the period.

The potential dilutive effect of unvested RSUs outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Convertible Notes and Series A and Series B Preferred outstanding during the period is calculated using the if-converted method assuming the conversion of Convertible Notes and Series A and Series B Preferred as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive.

The following table presents common share equivalents excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 and for the period March 30, 2020 (date of inception) to September 30, 2020, as the effect of their inclusion would have been anti-dilutive during periods of net loss:

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	For the Period March 30, 2020(1) to September 30, 2020

Convertible Notes	241,955	–	130,283	–
Series A and Series B Preferred	802,786	3,219,871	802,786	1,601,233
Unvested RSUs	510,400	–	451,547	–
Total	1,555,141	3,219,871	1,384,616	1,601,233

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

		Fair Value Measurements at September 30, 2021 Using
	Fair Value at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$393,121	$393,121	$–	$–
Total assets	$393,121	$393,121	$–	$–

Liabilities:
Anti-dilution issuance rights liability	$104,300	$–	$–	$104,300
Total liabilities	$104,300	$–	$–	$104,300

		Fair Value Measurements at December 31, 2020 Using
	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$352,738	$352,738	$–	$–
Total assets	$352,738	$352,738	$–	$–

Liabilities:
Anti-dilution issuance rights liability	$83,500	$–	$–	$83,500
Total liabilities	$83,500	$–	$–	$83,500

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

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. The estimated fair value of the anti-dilution issuance rights at the date of issuance on August 21, 2020 (at inception), December 31, 2020, and September 30, 2021, was $83,500, $83,500 and $104,300, respectively. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at inception, December 31, 2020 and September 30, 2021, were as follows:

	At inception	December 31, 2020	September 30, 2021
Fair value of common stock (per share)	$3.30	$3.25	$1.50
Estimated additional shares of common stock	57,462	31,353	85,847
Expected volatility	135%	90%	65%
Expected term (years)	0.45	0.25	0.50
Risk-free interest rate	0.11%	0.09%	0.05%

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

4.        Investment in Affiliated Companies

Phoenix Digital Solutions, LLC (“PDS”)

PDS was formed by PTSC to pursue licensing of its intellectual property and we own 50% of the membership interests of PDS. On September 29, 2020, the members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was deemed no longer enforceable. In January 2021, the remaining cash on hand of $55,274 was equally distributed to its two members according to the dissolution plan, of which we received proceeds of $27,637 in January 2021. There were no expenses incurred during the nine months ended September 30, 2021.

5.        Accrued Expenses and Other Current Liabilities; Accrued Payable to Founders

Accrued expenses and other current liabilities consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued compensation	$1,120,496	$393,431
Accrued consulting	370,000	40,000
Crossflo acquisition liability	177,244	177,244
Other accrued expenses	51,234	50,157
Total accrued expenses and other current liabilities	$1,718,974	$660,832

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

6.        Licensing

License Option Agreement with CWRU

On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with CWRU, granting the Company the exclusive right to license certain technology covering immunostimulatory nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases in humans and for veterinary use, including MIE-101, our lead clinical candidate. Under the License Option Agreement, CWRU granted the Company the exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use. In addition, the parties agreed to the royalty rates payable on net sales of licensed products to fall within the range of 4% to 8% and the parties agree to negotiate in good faith on the final licensing terms.

Under the License Option Agreement, Private Mosaic issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance, representing 10% of the fully diluted shares of common stock outstanding of Private Mosaic. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold (see Note 2). As of September 30, 2021, the remaining Capital Threshold was approximately $626,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under FASB’s ASC Topic 815, “Derivatives and Hedging” (see Note 3).

In addition, we are responsible for the reimbursement of all patent fees incurred by CWRU under the License Option Agreement from the effective date of the License Option Agreement. During the three and nine months ended September 30, 2021, we incurred $8,993 and $31,810, respectively, in patent legal fees associated with the License Option Agreement which are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements. During the three months ended September 30, 2020, we incurred $9,278 in patent legal fees associated with the License Option Agreement. In addition, if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the effective date of the License Option Agreement, which amount has been estimated to be approximately $267,000. This amount will be expensed when the Company enters into a license agreement with CWRU.

License Agreements with University of California San Diego (“UC San Diego”)

During July 2021, we licensed the exclusive rights to develop and commercialize several novel vaccine candidates, including SARS-CoV-2 and other infectious disease applications from UC San Diego. Under the licensing agreement, we are obligated to pay (i) a nominal upfront license access fee, (ii) all patent costs incurred prior to the effective date of the license agreement, (iii) annual license maintenance fees, (iv) aggregate future milestone payments based on potential clinical development and regulatory milestones of up to $165,000 through Phase III development plus additional milestones upon regulatory approval in the U.S. and other countries, (v) potential sales milestones upon achieving certain sales levels, and (vi) a low single digit royalty on net sales and/or a percentage of sublicense income. During the three months ended September 30, 2021, we expensed $14,400 associated with the upfront fee and historical patent costs, of which, $500 was included in research and development expense and $13,900 was included in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations.

During September 2021, we licensed the exclusive rights from UC San Diego to develop and commercialize technology that involves the loading of immuno-stimulatory molecules into plant virus protein nanoparticles, including the ability to load these molecules into MIE-101, our lead clinical candidate. These plant virus protein nanoparticles can be loaded with other Toll-like receptor (“TLR”) agonists to further tailor specific immune response parameters. Under the licensing agreement, we are obligated to pay (i) a nominal upfront license access fee, (ii) all patent costs incurred prior to the effective date of the license agreement, (iii) annual license maintenance fees, (iv) aggregate future milestone payments based on potential clinical development and regulatory milestones of up to $1,250,000 through Phase III development plus additional milestones upon regulatory approval in the U.S. and other countries, and (v) a low single digit royalty on net sales and/or a percentage of sublicense income. During the three months ended September 30, 2021, we expensed $7,360 associated with the upfront fee and historical patent costs, of which, $5,000 was included in research and development expense and $2,360 was included in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations.

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

The Convertible Notes have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the Investors, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. During the three and nine months ended September 30, 2021, the Company recorded non-cash interest expense on Convertible Notes in the amount of $11,595 and $18,526, respectively.

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

Moreover, equity classification was not an appropriate classification for the Convertible Notes because the underlying terms of the Convertible Notes do not expose the Investors to risks and rewards similar to those of an owner and, therefore, do not create a shareholder relationship as we are instead using our equity shares as the currency to settle our obligation. In addition, pursuant to ASC 835-30, the Convertible Notes were initially recorded at their amortized cost of $575,000 and are being accreted to their redemption value of $718,750 over the estimated conversion period of approximately six months using the effective interest method. During the three and nine months ended September 30, 2021, the Company recorded $75,303 and $116,305, respectively, in accretion to redemption value on Convertible Notes.

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

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, any net working capital acquired under a reverse merger or acquisition shall be applied against the Capital Threshold. The net working capital of PTSC on the Closing Date was approximately $374,000 (see Note 2). As such, the remaining Capital Threshold was approximately $626,000 as of September 30, 2021. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3).

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On the first anniversary date from the adoption date of the 2020 Plan (or October 21, 2021), the number of shares of common stock reserved for issuance under the 2020 Plan shall automatically increase to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities, such as the shares issuable upon the conversion of Series B Preferred, as calculated on an as-converted basis. As of September 30, 2021, we have reserved 802,785 shares of common stock for issuance under the 2020 Plan, of which 518,236 were subject to outstanding RSUs and 284,549 shares were available for future grants of share-based awards.

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the three and nine months ended September 30, 2021 was comprised of the following:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Research and development	$144,234	$369,246
General and administrative	215,751	685,761
Total	$359,985	$1,055,007

There was no share-based compensation expense recognized during the prior periods ended September 30, 2020.

The following summarizes our RSUs transaction activity for the nine months ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	336,328	$3.30
Granted	181,908	2.86
Vested	–	–
Forfeited	–	–
Nonvested at September 30, 2021	518,236	$3.15

As of September 30, 2021, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $530,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.44 years. As of September 30, 2021, there are no vested RSUs.

9.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of September 30, 2021, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Patent Expenses

Under the License Option Agreement (see Note 6), if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the date of the License Option Agreement, which amount has been estimated to be approximately $267,000. This amount will be expensed when the Company enters into a license agreement with CWRU.

10.      Related Parties

During the seven months ended December 31, 2020, the Company’s Board of Directors approved to enter into consulting agreements with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Dr. Steinmetz’s spouse, and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. During April 2021, we entered into consulting agreements with the Related Parties retroactive to September 1, 2020. During the three and nine months ended September 30, 2021, we expensed $30,000 and $90,000, respectively, in related party consulting fees included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, her spouse, and Dr. Fiering are to be initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for three and nine months ended September 30, 2021 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of September 30, 2021, $19,500 in aggregate has been paid to the Related Parties and we have accrued $110,500 in aggregate in consulting fees provided by the Related Parties, which amount is included in accrued expenses and other in the accompanying unaudited condensed consolidated financial statements. During the three and nine months ended September 30, 2020, we accrued $10,000 in related party expenses for the Related Parties.

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

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Mosaic ImmunoEngineering, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-KT for the seven months ended December 31, 2020.

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

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

About Mosaic

We are a preclinical, development-stage biotechnology company focused on developing and eventually commercializing our proprietary technology to activate the innate immune system.  Our lead product candidate, MIE-101, is based on a naturally occurring plant virus that is non-infectious in animals and humans but acts as strong adjuvant that activates multiple Toll-like receptors (“TLRs”) through its natural immune recognition. When injected into a tumor, MIE-101 naturally triggers the innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor as well as other non-injected tumors. Published preclinical data in leading scientific journals from our co-founders’ studies and ongoing research support the anti-tumor activity of MIE-101 as a monotherapy and have demonstrated its ability to improve anti-tumor effects when combined with standard cancer treatments including chemotherapy, radiation and immunotherapy. These studies include data from multiple preclinical tumor models, veterinary studies in companion animals with naturally occurring cancer, as well as showing the potential to activate human immune effector cells in vitro.  Our goal is to advance MIE-101 into human and veterinary studies in 2022 if sufficient funding becomes available.

We are also employing this same natural adjuvant to produce modular vaccines under our Modular Vaccine Platform (“MVP”) that can prevent diseases by linking the virus directly to target antigens of interest.  In preclinical studies, vaccination with these agents has been able to protect animals from both cancer and infectious diseases and has shown promise against SARS-CoV-2.  Our MVP platform is designed to facilitate the rapid development of vaccine candidates due to its modular nature. The adjuvant and linking chemistry can be stockpiled and ready for the rapid identification of targets of interest which can be linked for preclinical testing within a few weeks. These vaccines also have a superior cold-chain profile that would potentially allow distribution to vaccination centers without refrigeration or freezing.  The MVP platform combined with our proprietary trans-dermal delivery system could potentially allow for self-administration and shipment of materials at room temperature, which makes the platform ideal for rapid response situations.

Recent Developments

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license technology using proprietary nanotechnology to activate the innate immune system to treat and prevent cancer and infectious diseases in humans and for veterinary use. On August 21, 2020, we closed a Reverse Merger transaction by and between PTSC (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic (“Reverse Merger”). On November 30, 2020, we filed amended and restated articles of incorporation with the Secretary of State of the State of Delaware to change the name of the Company to Mosaic ImmunoEngineering, Inc., to implement a 1-for-500 reverse stock split, and to reduce the number of authorized shares of common stock from 600 million to 100 million. The reverse stock split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split. On December 30, 2020, we changed our fiscal year end from May 31 to December 31.

In addition, on June 10, 2021 and June 14, 2021, our Board of Directors and majority shareholders, respectively, approved a discretionary reverse stock split whereby our Board of Directors have broad authority to implement a future reverse stock split at a ratio ranging from 1-for-2 to 1-for-4 at any time on or before June 25, 2022 in order to potentially meet the initial listing bid price requirement and other listing regulations of the Nasdaq Stock Market or other national exchanges. The Board believes that listing our common stock on a national exchange will increase the liquidity of our common stock by providing us with a market for our common stock that is more accessible than if our common stock were to continue to trade on the OTCQB or on the “pink sheets” maintained by the OTC Markets Group, Inc. If the Board of Directors believes that a discretionary reverse stock split is in the best interests of the Company and its shareholders, it will consider certain factors in selecting the specific reverse stock split ratio, including prevailing market conditions, the trading price of our common stock and the steps that we will need to take in order to meet the initial listing bid price requirement and other listing regulations of the Nasdaq Stock Market or other national exchanges. We currently do not expect to list our securities on the Nasdaq Stock Market or other national exchange until after we have filed our Annual Report on Form 10-K for the year ending December 31, 2021.

Reverse Merger

On August 19, 2020, PTSC (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a stock purchase agreement (“Stock Purchase Agreement”), whereby one of the wholly owned subsidiaries of PTSC merged with and into Private Mosaic, with Private Mosaic surviving as wholly owned subsidiary of PTSC (the “Reverse Merger”). The transaction closed on August 21, 2020 (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement.

On the Closing Date, PTSC acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of the Company’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of the Company’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). In January 2021, each share of Series A Preferred converted into 10.194106 shares of common stock of the Company, pursuant to the Series A Certificate of Designation. Each share of Series B Preferred converts into 11.46837 shares of common stock of the Company at the sole option of the holder, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, owned approximately 90% of the issued and outstanding common stock of the Company as of the Closing Date.

The Reverse Merger was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, Private Mosaic is considered to have acquired PTSC as the accounting acquirer because: (i) Private Mosaic stockholders owned approximately 90% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Private Mosaic directors held a majority of board seats in the combined company and (iii) Private Mosaic management held all key positions in the management of the combined company. Accordingly, Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Closing Date of the Reverse Merger and, for all periods following the Closing Date of the Reverse Merger, the results of operations of the combined company will be included in the Company’s financial statements.

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

Under the License Option Agreement, we issued CWRU 70,000 shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of Common Stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold. As of September 30, 2021, the remaining Capital Threshold was approximately $626,000.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the three months ended September 30, 2021, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Transition Report on Form 10-KT for the seven months ended December 31, 2020, other than described below.

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

Three Months Ended September 30, 2021 and 2020:

Research and Development Expenses

Research and development expenses of approximately $440,000 for the three months ended September 30, 2021 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $144,000 in share-based compensation. We believe our research and development expenses will increase significantly over time as we raise sufficient capital to advance our programs.

Research and development expenses of approximately $220,000 for the three months ended September 30, 2020 are related to (i) salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies of approximately $137,000 and (ii) the non-cash expense to gain access to the research and development technology of approximately $83,000 related to the recognition of the fair market value of the Class B common stock issued under the License Option Agreement and the estimated fair market value of the anti-dilution issuance rights issued under the License Option Agreement.

General and Administrative Expenses

General and administrative expenses of approximately $521,000 for the three months ended September 30, 2021 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $450,000, including approximately $216,000 in share-based compensation, fees related to intellectual property rights of approximately $25,000, audit and related fees of approximately $9,000, director and officer insurance of approximately $13,000, investor and public relation fees of approximately $19,000, and other fees and expenses of approximately $5,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development efforts.

General and administrative expenses of approximately $162,000 for the three months ended September 30, 2020 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $109,000, fees for outside legal counsel of approximately $23,000, legal fees related to intellectual property rights of approximately $9,000, audit and related fees of approximately $10,000, director and officer insurance of approximately $6,000, and other fees and expenses of approximately $5,000.

Nine Months Ended September 30, 2021 and Period March 30, 2020 (date of inception) to September 30, 2020:

Research and Development Expenses

Research and development expenses of approximately $1,063,000 for the nine months ended September 30, 2021 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $369,000 in share-based compensation. We believe our research and development expenses will increase significantly over time as we raise sufficient capital to advance our programs.

Research and development expenses of approximately $220,000 for the period March 30, 2020 to September 30, 2020 are related to (i) salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies of approximately $137,000 and (ii) the non-cash expense to gain access to the research and development technology of approximately $83,000 related to the recognition of the fair market value of the Class B common stock issued under the License Option Agreement and the estimated fair market value of the anti-dilution issuance rights issued under the License Option Agreement.

General and Administrative Expenses

General and administrative expenses of approximately $1,613,000 for the nine months ended September 30, 2021 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $1,382,000, including approximately $686,000 in share-based compensation, fees for outside legal counsel of approximately $20,000, fees related to intellectual property rights of approximately $48,000, audit and related fees of approximately $61,000, director and officer insurance of approximately $41,000, investor and public relation fees of approximately $46,000, and other fees and expenses of approximately $15,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel.

General and administrative expenses of approximately $163,000 for the period March 30, 2020 to September 30, 2020 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $109,000, fees for outside legal counsel of approximately $23,000, legal fees related to intellectual property rights of approximately $9,000, audit and related fees of approximately $10,000, director and officer insurance of approximately $6,000, and other fees and expenses of approximately $6,000.

Liquidity and Capital Resources

On August 21, 2020, we completed our Reverse Merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was converted into convertible notes. As of September 30, 2021, we had cash and cash equivalents of $393,121. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this quarterly report on Form 10-Q.

Our primary uses of capital to date are primarily related to payroll, consulting and related costs, corporate formation expenses, fees associated with the License Option Agreement and the Reverse Merger. On a go forward basis, we will need significant additional capital to support our research and development efforts, compensation and related expenses, hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates, provided we are able to raise sufficient capital to advance our technologies.

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

Cash Flow Summary

The following table summarizes our sources and uses of cash for each of the periods presented.

	Nine Months Ended September 30, 2021	For the Period March 30, 2020 (inception) to September 30, 2021
Net cash used in operating activities	$(512,257)	$(67,988)
Net cash provided by investing activities	27,637	605,215
Net cash provided by financing activities	525,003	63
Net increase in cash and cash equivalents	$40,383	$537,290

Cash Flows From Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 consisted of our net loss of $2,834,210 offset by (i) share-based compensation expense of $1,055,007, (ii) non-cash interest on convertible notes of $18,526, (iii) accretion to redemption value on convertible notes of $116,305, (iv) an increase in the fair value of the derivative liability of $20,800, (v) and a net change in operating assets and liabilities of $1,111,315 primarily due to an increase in accrued compensation and other accrued expenses of $1,058,142.

Net cash used in operating activities for the period March 30, 2020 (inception) to September 30, 2020 consisted of our net loss of $387,036 offset by non-cash expenses of (i)) equity in loss of affiliated company of $4,153, (ii) the fair value of common stock issued under the License Option Agreement of $7, and (iii) the fair value of derivative liability associated with anti-dilution issuance rights of $83,500. Additionally, cash used in operating activities for the period ended September 30, 2020 was supplemented with a net change in operating assets and liabilities of $231,388 primarily due to an increase in accrued compensation and other accrued expenses of $262,945.

Cash Flows From Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2021 consisted of net proceeds received from the dissolution of Phoenix Digital Solutions LLC (“PDS”), representing our 50% interest PDS.

Net cash provided by investing activities for the period March 30, 2020 (inception) to September 30, 2020 consisted of cash, cash equivalents, and restricted cash acquired in the Reverse Merger of $605,215.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of net proceeds received from the issuance of convertible notes of $525,003, which amount excludes $49,997 that was payable to one of our co-founders as of December 31, 2020 and invested in the convertible notes in May 2021. As of September 30, 2021, the principal amount of the convertibles notes was $575,000.

Net cash provided by financing activities for the period March 30, 2020 (inception) to September 30, 2020 represents the proceeds received from the founders of Private Mosaic from the issuance of Class A Common Stock.

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

As required by Rule 13a-15(b) under the Exchange Act, as of September 30, 2021, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this quarterly report refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

Risks Related to Our Operations

We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.

Private Mosaic was formed on March 30, 2020, and therefore, we have limited operating history and we have not raised any capital other than the remaining net assets acquired under the Reverse Merger and $575,000 from the issuance of unsecured convertible promissory notes (“Convertible Notes”) in May 2021. Therefore, our historical results do not reflect the significant costs required to develop our product candidates. In addition, our products are in preclinical development and therefore, we anticipate that our expenses will increase substantially over the next several years, if and as we:

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

The Report of Independent Registered Public Accounting Firm on our consolidated financial statements for the transition period ended December 31, 2020 on Form 10-KT included an explanatory paragraph stating that the Company’s limited cash on hand and its limited operating history raises substantial doubt about its ability to continue as a going concern. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 do not include any adjustments that might result from the outcome of this uncertainty.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a new strain of coronavirus surfaced in Wuhan, China and has reached multiple other regions and countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various mitigation responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as leading to reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. COVID-19 may cause delays in our research activities, and while COVID-19 has not materially affected our operations to date, the extent to which COVID-19 could impact our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, a potential vaccine, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others. Timely initiation and completion of planned preclinical studies is dependent upon the availability of, for example, preclinical study sites, university researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical and eventually clinical studies in geographies that are currently being affected by COVID-19. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price and our ability to access the capital markets.

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

Dated: November 2, 2021	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 2, 2021	MOSAIC IMMUNOENGINEERING, INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

