Form 10-K
period 2021-12-31
Mosaic ImmunoEngineering Inc.
filed 2022-01-26
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-22182

MOSAIC IMMUNOENGINEERING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

1537 South Novato Blvd, #5, Novato California (Address of principal executive offices)	94947 (Zip Code)

Registrant’s telephone number, including area code: (657) 208-0890

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value	None	None

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,284,558, calculated based on the closing price of the registrant’s common stock as reported by OTCQB of the OTC Markets.

As of January 24, 2022, the number of shares of registrant’s common stock outstanding was 7,241,137.

DOCUMENTS INCORPORATED BY REFERENCE

None

MOSAIC IMMUNOENGINEERING, INC.

ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE REGARDING THE REVERSE MERGER

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

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

Based on the inception of Private Mosaic on March 30, 2020 and its limited operations through December 31, 2021, the financial condition and results of operations of the Company for the periods presented in this Annual Report on Form 10-K bear no relationship to the future business, financial condition and results of operations of the Company, and are not indicative of the business, financial condition and results of operations of the Company, for any future period.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10 K. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K as part of your evaluation of an investment in our common stock.

Risks Related to Our Operations

•	The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.
•	We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	We are early in our development efforts and our product candidates are in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of our product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
•	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or third parties’ cyber security.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
•	Because the Reverse Merger resulted in an ownership change under Section 382 of the Internal Revenue Code for PTSC, PTSC’s pre-merger net operating loss carryforwards and certain other tax attributes may be subject to limitations.

Risks Related to the Commercialization of Our Product Candidates

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of our product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Our Intellectual Property

•	If we or Case Western Reserve University (“CWRU”) are unable to obtain and maintain intellectual property protection for technology and products under the License Option Agreement or if the scope of the intellectual property protection obtained by CWRU is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations in the License Option Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose the option to license those rights or other rights that are important to our business.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	Our common stock is quoted on the OTCQB tier of the OTC Markets, which could adversely affect the market price and liquidity of our common stock.
•	If we fail to meet the eligibility requirements of OTCQB, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.
•	Although our stock is quoted on the OTCQB, we could subsequently be removed from the OTCQB if we fail to remain current with our financial reporting requirements.
•	Our Board has discretionary authority to implement a reverse stock split at a ratio of 1:2 to 1:4 at any time on or before June 25, 2022.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	Our share price could decline as a result of short sales.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
•	We do not expect to pay any cash dividends in the foreseeable future.

PART I

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

ITEM 1.	BUSINESS

Business Overview

We are a development-stage biotechnology company focused on advancing and eventually commercializing our proprietary immunomodulator platform technology. Our lead immunomodulator product candidate, MIE-101, is based on a naturally occurring plant virus known as Cowpea mosaic virus (or CPMV) which is believed to be non-infectious in animals including mice, dogs and humans. However, because of its virus structure and genetic composition, CPMV elicits a strong immune response when delivered directly into tumors as shown in our preclinical studies. Data from numerous mouse cancer models and in companion dogs with naturally occurring tumors show the ability of intratumoral (“IT”) administration of CPMV to result in anti-tumor effects in treated tumors and systemically at other sites of disease through immune activation.

A growing body of published peer-reviewed data further support that the CPMV anti-tumor effects are mediated through several innate immune system pattern recognition receptors (“PRRs”) that are conserved across species and have evolved to recognize foreign pathogens such as viruses and other infectious agents. PRRs that recognize viruses include a series of Toll-Like Receptors (“TLRs”) including TLRs 2/4/7, Retinoic acid-inducible genes (“RIG-1”), Nucleotide oligomerization domain (NOD)-like receptors (“NLRs”), and C-type lectin receptors (“CLRs”). Once the innate immune system is activated by MIE-101, immune cells capable of killing the tumor are recruited and directed to the tumor resulting in an anti-cancer immune response which is enhanced because CPMV can activate through multiple PRR pathways resulting in an amplification of immune activation. The Company believes that the data generated to date support advancing the development of MIE-101 into additional studies in companion animals as well as human clinical trials.

Development Programs

Our lead immuno-oncology candidate, MIE-101, resulted from years of research by our scientific co-founders that was supported by numerous grants from federal and private funding agencies. Published preclinical data from our co-founders’ studies and ongoing research support the potential anti-cancer activity of MIE-101 as a monotherapy. In addition, preclinical data generated further support the potential of MIE-101 to improve anti-tumor effects of standard cancer treatments including chemotherapy, radiation therapy and checkpoint inhibitors. These studies include data from multiple preclinical tumor models, veterinary studies in companion animals with naturally occurring cancer, as well as showing the potential to activate human immune effector cells in vitro. MIE-101 is currently in late-stage preclinical development and our goal is to advance MIE-101 into veterinary studies in 2022 and into Phase I clinical trials in 2023, provided we are able to raise sufficient funding.

The Company’s immunomodulator platform technology has also been used to produce modular vaccines under our Modular Vaccine Platform (“MVP”) that may help prevent or treat diseases in studies that were supported by funding agencies. This vaccine system uses the immunomodulator technology platform as an adjuvant by linking non-infectious virus particles directly to epitopes that correspond to disease targets of interest.  In preclinical studies, vaccination with MVP candidates have been able to protect animals from both cancer and infectious diseases including published results demonstrating significant promise against SARS-CoV-2. We believe our MVP platform represents a way to efficiently develop vaccine candidates in response to emerging infectious diseases. The adjuvant and linker chemistry can be stockpiled and ready for the rapid identification of targets of interest which can be evaluated via preclinical testing in a relatively short period time. These vaccines may also have a superior cold-chain profile that would potentially allow distribution to vaccination centers without refrigeration or freezing. The MVP platform combined with our proprietary trans-dermal delivery system could potentially allow for self-administration and shipment of materials at room temperature, which makes the platform ideal for rapid response situations.

Technology Overview

MIE-101 is a nanoparticle-based treatment candidate derived from CPMV. The product is injected directly into a tumor and can act as an in situ vaccine using markers of the injected tumor as the target which results in the activation of a robust immune response against the primary tumor and to prime systemic anti-tumor immunity, while reversing immunosuppressive signals in the tumor microenvironment (“TME”). Although plant viruses and their nanoparticle formulations, such as MIE-101, are believed to be non-infectious toward mammals, their repetitive proteinaceous nature renders them highly visible to the immune system. The structure of MIE-101 includes repetitive, multivalent coat protein assemblies known as pathogen-associated molecular patterns (“PAMP”) that have been shown to activate the innate immune system through PRR binding on innate immune cells. MIE-101 is recognized by multiple PRR pathways, thus priming the innate immune system with high potency. Activation of innate immune cells within the TME leads to secretion of key cytokines involved in immunity mediated by T helper cells termed Th1 cells. Activated M1-type macrophages and N1-type neutrophils, as well as natural killer cells lead to tumor cell killing and subsequent antigen processing leading to adaptive anti-tumor immunity. Preclinical data show that MIE-101 treatment can lead to long-lasting immune memory, thus protecting from recurrence of the disease. Efficacy of MIE-101 has been demonstrated in mouse models of ovarian cancer, breast cancer, colon cancer, and melanoma. Published data from studies in companion dogs with melanoma, sarcoma, and breast cancer indicate that the potent anti-tumor efficacy of MIE-101 can be replicated in naturally occurring cancer in canines.

Business Strategy

Our strategy is to leverage our considerable industry experience, understanding of immunotherapies, and development expertise to identify, develop and commercialize product candidates with significant market potential that can fulfill unmet medical needs in the treatment of cancer. We have assembled a management team along with both scientific and business advisors, including recognized experts in the field of immunotherapy, with significant industry and regulatory experience to lead and execute the development and commercialization of MIE-101 as our lead program.

Our initial plans are to file an investigational new drug (“IND”) application in 2023 to evaluate the safety, tolerability, and early activity of for MIE-101 as an IT injection in patients with accessible tumors, such as breast cancer, melanoma carcinoma, Merkel cell carcinoma, head and neck squamous cell carcinoma (“HNSCC”), sarcoma and squamous cell carcinoma with inadequate response to PD-1/PD-L1 inhibitors. The IND enabling studies, including the preclinical efficacy data already generated, as well as the GLP toxicology studies to be conducted, and a summary of the Phase I clinical trial plan, will be among the components of this key regulatory submission.

The regulatory pathway required to support an NDA submission will consist of conducting a full clinical development program which will take several years. We will continue to prioritize our product development activities after taking into account the financial resources we have available, market dynamics and the potential for adding value.

Our Corporate History and Background

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license technology for a novel platform technology using an immunomodulator platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. On August 21, 2020, we closed a Reverse Merger transaction (as discussed below) by and between Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic. On November 30, 2020, we filed amended and restated articles of incorporation with the Secretary of State of the State of Delaware (“Amended and Restated Certificate”) to change the name of the Company to Mosaic ImmunoEngineering, Inc. (“Name Change”), to implement a 1-for-500 reverse stock split (“Reverse Stock Split”), and to reduce the number of authorized shares of common stock from 600 million to 100 million. The Reverse Stock Split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split. On December 30, 2020, we changed our fiscal year end from May 31 to December 31. On May 7, 2021, we issued unsecured convertible promissory notes in the aggregate principal amount of $575,000.

In addition, we plan to file an application with The Nasdaq Stock Market requesting that our common stock and potentially warrants (if applicable), be listed on the Nasdaq Capital Market in 2022. On June 10, 2021 and June 14, 2021, our Board of Directors and majority shareholders, respectively, approved a Discretionary Reverse Stock Split whereby our Board of Directors have broad authority to implement a future reverse stock split through June 25, 2022 at a ratio ranging from 1-for-2 to 1-for-4 or any number in between in order to potentially achieve compliance with the initial listing requirements of the Nasdaq Stock Market, if necessary.

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

On the Closing Date, Patriot Scientific Corporation acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of the Company’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of the Company’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converted into 10.194106 shares of common stock as defined in the Series A Certificate of Designation. Each share of Series B Preferred converts into 11.46837 shares of common stock of the Company, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, owned 90% of the issued and outstanding common stock of the Company as of the Closing Date.

The Reverse Merger was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, Private Mosaic was considered to have acquired PTSC as the accounting acquirer because: (i) Private Mosaic stockholders owned 90% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Private Mosaic directors held a majority of board seats in the combined company and (iii) Private Mosaic management held all key positions in the management of the combined company. Accordingly, Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Closing Date of the Reverse Merger and, for all periods following the Closing Date of the Reverse Merger, the results of operations of the combined company are included in the Company’s financial statements.

Name Change

On November 30, 2020, Patriot Scientific Corporation changed its name to Mosaic ImmunoEngineering, Inc. to align the Company’s corporate name with its new strategic direction, upon filing its Amended and Restated Certificate.

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

Change in Fiscal Year

On December 30, 2020, the Board approved a change to our fiscal year end from May 31 to December 31. The change in fiscal year was effective for the Company’s 2020 fiscal year.

License Option Agreement

On July 1, 2020, we signed a License Option Agreement with CWRU, granting us the exclusive right to license technology for a novel platform technology using an immunomodulator platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. Under the License Option Agreement, CWRU granted us an exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use. We are currently in negotiations on the final license agreement with CWRU and since July 2020, we have incurred in excess of $4 million towards advancing the Company and the underlying technology and we currently believe we have met the aforementioned development milestones.

Under the License Option Agreement, we issued CWRU 70,000 shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold. As of December 31, 2021, the remaining Capital Threshold was approximately $626,000.

Convertible Notes

On May 7, 2021 (“Effective Date”), we issued unsecured convertible promissory notes (“Convertible Notes”) in the aggregate principal amount of $575,000 to five (5) accredited investors, including three members of our Board of Directors that participated on the same terms as other accredited investors (collectively, the “Investors”) in exchange for $525,003 in gross proceeds in addition to $49,997 in accrued payable to founder that was converted into Convertible Notes. The Convertible Notes have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the Investors, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion.

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

Discretionary Authority to Implement a Reverse Stock Split at a Ratio of 1:2 to 1:4 (“Discretionary Reverse Stock Split”)

We plan to file an application with The Nasdaq Stock Market requesting that our common stock and potentially warrants (if applicable), be listed on the Nasdaq Capital Market in 2022. On June 10, 2021 and June 14, 2021, our Board of Directors and majority shareholders, respectively, approved a Discretionary Reverse Stock Split whereby our Board of Directors have broad authority to implement a future reverse stock split through June 25, 2022 at a ratio ranging from 1-for-2 to 1-for-4 in order to meet the Nasdaq Stock Market initial listing requirements. The Board maintains the right to elect not to proceed with the Discretionary Reverse Stock Split if it determines, in its sole discretion, that the Company will be able to satisfy the initial listing requirements of the Nasdaq Stock Market without implementing the Discretionary Reverse Stock Split or if it is otherwise no longer in the best interests of the Company. However, the effect of a Discretionary Reverse Stock Split on the market price of the common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of the common stock after the Discretionary Reverse Stock Split will not rise in proportion to the reduction in the number of shares of the common stock outstanding resulting from the Discretionary Reverse Stock Split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the prescribed initial listing minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including the Company’s future performance.

THE DATA CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING BUT NOT LIMITED TO SHARE NUMBERS AND CONVERSION RATIOS, DOES NOT REFLECT THE IMPACT OF THE DISCRETIONARY REVERSE STOCK SPLIT THAT MAY BE EFFECTUATED.

Patents and Proprietary Rights

Our License Option Agreement

Under the License Option Agreement, we have the rights to evaluate the development of products under three patent families for an initial period of two years ending July 1, 2022. Within the two-year period, provided we achieve certain diligence milestones, we have the right to negotiate and execute a license agreement with CWRU. We are currently in negotiations on the final license agreement with CWRU and since July 2020, we have incurred in excess of $4 million towards advancing the Company and the underlying technology and we currently believe we have met the development milestones. In the event we are not able to negotiate a final license agreement, our core technology may no longer be available to us to further develop. If we are able to secure a definitive license under the License Option Agreement, the following represents a summary of the three main patent families that may be available to us:

1.	Immuno-Oncology: “Cancer Immunotherapy using Virus Particles”, with PCT Patent Application, Publication No. WO 2016/073972 and associated U.S. applications, including U.S. application Serial No. 16/851,778, and foreign patents or applications in Europe, Japan, China, Canada and Australia.
2.	Vaccine and Transdermal Delivery: “Melt Processed Viral Nanoparticle Constructs”, with U.S. Patent Application, Publication No. US 2019/0350871 and European Patent Application, Publication No. EP 3 535 283 (PCT, WO 2018/085658).
3.	Drug Delivery: “Non-Covalent Loading of Plant Picornavirus Particles”, with US Patent No. 10,590,394 and European Patent No. 2 958 993.

As of December 31, 2021, the aforementioned patent families included two (2) issued U.S. patents, five (5) issued or granted foreign patents and fourteen (14) additional pending U.S. and foreign patent applications claiming methods of treating cancer using certain plant viruses, both alone and in combination therapies, and certain methods of manufacture thereof. The Immuno-Oncology patent family covers the intratumoral administration of CPMV, including MIE-101, to treat cancer in humans and animals, both as a single-agent therapy and in combination regimens, including with radiotherapy, chemotherapy and immunotherapy.

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

Government Regulation

Regulatory Compliance

Our planned research and development activities, including testing in laboratory animals and in humans, our manufacture of MIE-101, and oversight of suppliers and contract manufacturers involved in the production of our product candidates, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing of the product candidates that we are developing, are all subject to stringent regulation, primarily by the FDA in the United States under the Federal Food, Drug, and Cosmetic Act (the "FDCA") and its implementing regulations, and the Public Health Service Act ("PHS Act") and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. If for any reason we do not comply with applicable requirements, such noncompliance can result in various adverse consequences, including one or more delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals if granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

Product Development and Approval Process

In the United States, our product candidates are regulated as biologic pharmaceuticals, or biologics. The FDA's regulatory authority for the approval of biologics resides in the PHS Act. However, biologics are also subject to regulation under the FDCA because most biological products also meet the FDCA's definition of "drugs." Most pharmaceuticals or "conventional drugs" consist of pure chemical substances and their structures are known. Most biologics, however, are complex mixtures that are not easily identified or characterized. Biological products differ from conventional drugs in that they tend to be heat-sensitive and susceptible to microbial contamination, thus requiring sterile manufacturing processes. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent Institutional Review Board (“IRB”) ethics committee at each clinical site before the trial is initiated;
•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and its safety and efficacy for each indication;
•	preparation of and submission to the FDA of a Biologics License Application (“BLA”) for a new biologic, after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with current Good Manufacturing Practice (“cGMP”) regulations; and
•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the United States.

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

Manufacturing

While our scientific collaborators have manufactured MIE-101 for preclinical research studies and companion animal studies, we have limited experience in the manufacturing of MIE-101. In addition, we currently do not possess any internal manufacturing infrastructure or capabilities, especially in the growth and manufacturing of plant viruses. We plan to rely on internal manufacturing and development capabilities, as capital resources become available and capabilities are developed, in addition to third-party contract manufacturing and development organizations, or CDMOs, to manufacture our biological product candidates for clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We believe that this hybrid strategy will enable us to control and manage preclinical and early-stage clinical manufacturing while outsourcing other aspects of manufacturing and later-stage clinical manufacturing that would likely require higher infrastructure cost to build and operate. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor. To date, we have not manufactured any of our products candidates due to our limited capital resources.

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

Competition

Competition in the pharmaceutical and biotechnology industry is intense and characterized by aggressive research and development and rapidly evolving science, technology, and standards of medical care throughout the world. Regarding our competitive position in the industry, our lead product, MIE-101, is in preclinical development in oncology and would face competition with all other immuno-oncology products either in development or already approved. Many of the companies against which we are competing or against which we may compete in the future, such as biotechnology and pharmaceutical companies focused on cancer immunotherapies, including but not limited to, Amgen, Inc., AstraZeneca plc, Bristol-Myers Squibb Company (“BMS”), Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A., all have significantly greater financial resources and expertise in research and development, manufacturing, conducting preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Paradoxically, many of these companies are developing systemic immunotherapies which have the potential to be developed in combination with MIE-101 and so we view them both from a competitive and complementary perspective. Oncology drugs and therapeutics on the market range from traditional cancer therapies, including chemotherapy, to immune checkpoint inhibitors targeting CTLA-4, such as BMS’ YERVOY, and PD-1/PD-L1, such as BMS’ OPDIVO, Merck & Co.’s KEYTRUDA and Genentech’s TECENTRIQ, to T cell-engager immunotherapies, such as Amgen’s BLINCYTO and to oncolytic immunotherapies, including Amgen’s T-Vec, an FDA-approved oncolytic immunotherapy for treating advanced melanoma.

Additionally, we view as our most direct potential competitors are companies such as Sumitomo Dainippon Pharma Oncology, Inc., a wholly owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (developing DSP-0509, a TLR7 agonist), Ascendis Pharma A/S (developing TransCon TLR 7/8 agonist), Roche Holding Ltd (developing R017119929, a TLR7 agonist), Nektar Therapeutics (developing NKTR-262, a TLR 7/8 agonist), BioNTech SE (developing BTN411, a TLR7 agonist), which are developing therapies utilizing TLR-agonists in cancer immunotherapy that may have utility for similar indications that we may be targeting.

Moreover, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. These third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of biosimilar or generic products.

Segment information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company's primary focus is on research and development of immunotherapies with broad potential to treat cancer.

Corporate Information

Mosaic ImmunoEngineering, Inc., formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. The Company has two wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company (formerly referred to as Private Mosaic in connection with the Reverse Merger), a corporation organized under Delaware law on March 30, 2020 (date of inception) and Patriot Data Solutions Group, Inc., an inactive subsidiary of PTSC.

Our business address is 1537 South Novato Blvd., #5, Novato, California 94947 and our telephone number is (657) 208-0890. Our website address is www.mosaicie.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in this Annual Report on Form 10-K, and should not be relied upon.

Human Capital

At December 31, 2021, we have three full-time employees and four part-time employees. We also engage consultants and part-time assistance, as needed. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. Our employees are not covered by a key person life insurance policy.

Available Information

Reports we file with the Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act of 1934, as amended (the “Exchange Act”), including annual and quarterly reports, and other reports we file, are available for inspection and review on the website of the SEC at www.sec.gov. In addition, we also make available, free of charge, through our website at www.mosaicie.com, our reports filed with the SEC or by written request to the Company at Mosaic ImmunoEngineering, Inc., 9114 Adams Avenue, #202, Huntington Beach, California 92646, Attention: Corporate Secretary. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in this Annual Report on Form 10-K, and should not be relied upon.

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

Investing in our common stock is speculative and illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this Annual Report on Form 10-K before investing in our common stock. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and prospects. If any of the following risks actually materialize, our business, financial condition, prospects and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

Risks Related to Our Operations

The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company had incurred operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $4,527,232. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern

We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.

Private Mosaic was formed on March 30, 2020; therefore, we have limited operating history. We have not raised any capital other than $575,000 from the issuance of our Convertible Notes in May 2021. Our historical results do not reflect the significant costs required to develop our product candidates. In addition, our products are in preclinical development and therefore, we anticipate that our expenses will increase substantially over the next several years, if and as we:

•	develop product manufacturing processes under the Food and Drug Administration's (“FDA’s”) current Good Manufacturing Practice regulations (“cGMP”) for each of our product candidates and enter into manufacturing supply agreements to support toxicology studies and our planned Phase I clinical trials;
•	contract preclinical toxicology studies to support the safety of our product candidates prior to starting any human trial;
•	continue preclinical research and translational studies to enhance our understanding of the mechanism of action of the product candidates;
•	enter into collaboration arrangements with regards to product discovery and product development;
•	in-license our products and technologies from Case Western Reserve University and acquire rights to other technologies;
•	prepare regulatory filings, such as filing IND applications with the FDA that are required prior to starting any human clinical trial;
•	plan, initiate, enroll, and complete clinical trials;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel to support our research, development, and administrative efforts; and
•	operate as a public company.

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

To become and remain profitable, we or a potential partner must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing all phases of clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we obtain marketing approval. We or a potential partner may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our development efforts will take several years and will require significant capital, which will dilute the ownership interest of common stockholders. A decline in the value of the Company could also cause stockholders to lose all or part of their investment.

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

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. We may experience disruptions as a result of COVID-19 that could severely impact our business and planned clinical trials, including:

•	delays or difficulties in planned clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays or difficulties in enrolling patients in our planned clinical trials and further incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments;
•	challenges related to ongoing and increased operational expenses related to the COVID-19 pandemic;
•	delays, difficulties or increased costs to comply with COVID-19 protocols;
•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•	limitations in resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “Stay-at-Home” orders or similar working restrictions;
•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in preclinical and clinical sites receiving the supplies and materials needed to conduct our planned clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our planned clinical trials;
•	changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our planned clinical trials may be conducted, or which may result in unexpected costs;
•	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•	increased competition for contract research organizations (“CROs”), suppliers and vendors.

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. Should COVID-19 cases in USA increase, the country or states may institute stricter social distancing protocols.

Additionally, third parties that we may engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our planned clinical trials. In addition, our future clinical trial sites could experience delays in collecting, receiving and analyzing data from patients enrolled in our planned clinical trial due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our panned clinical trial and other related business activities.

As we continue to actively advance our clinical programs and discovery and research programs, we are assessing the impact of the COVID-19 pandemic on each of our programs, expected timelines and costs on an ongoing basis. In light of ongoing developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s industry guidance for conducting clinical trials issued in March 2020, as updated subsequently. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on June 19, 2020 on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing and generally and may need to make further adjustments in the future. Other COVID-related guidance recently released by FDA that apply to us and our third-party manufacturers include guidance addressing cGMP considerations for responding to COVID-19 infections in employees and statistical considerations for clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trial and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trial, may need to suspend our clinical trial, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business will depend on future developments such as the rate of the spread of the disease, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Further, a lack of coordinated response on risk mitigation and vaccination deployment with respect to the COVID-19 pandemic on a local or federal level could result in significant increases to the duration and severity of the pandemic in the United States as compared to the rest of the world and could have a corresponding negative impact on our business. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.

The Company and its subsidiaries carry limited directors’ and officers’ insurance with a high deductible. In addition, we do not carry general business liability insurance or other insurance applicable to our business. Successful claims against the Company would likely render us insolvent. The Company has not reserved any amounts in connection with self-insuring against any potential claims against the Company or its subsidiaries. Once we are able to raise sufficient funding to advance our business, we plan to secure additional insurance coverage to better protect our business. There can no assurance that we will obtain sufficient insurance coverage to cover all possible risks and potential related losses.

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

We may experience delays in our planned clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or any other foreign regulatory body will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Planned clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA, European Medicines Agency (“EMA”), or a comparable foreign regulatory authority on a trial design that we want to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of our contract research organizations (“CROs”) and other third parties;
•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
•	we may experience delays or difficulties in the enrollment of patients that our product candidates are designed to target based on the inclusion and exclusion criteria;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	we may have difficulty partnering with experienced Clinical Research Organization and study sites that can identify patients that our product candidates are designed to target and run our clinical trials effectively;
•	regulators or institutional review boards (“IRBs”) may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
•	there may be changes in governmental regulations or administrative actions.

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

Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

We rely and intend to rely on third-party vendors, scientists, and collaborators to provide us with significant data and other information related to our projects, clinical trials, and business. We do not independently verify or audit all of such data (including possibly material portions thereof). As a result, such data may be inaccurate, misleading, or incomplete.

Risks Related to Our Intellectual Property

If we or CWRU are unable to obtain and maintain intellectual property protection for technology and products under the License Option Agreement or if the scope of the intellectual property protection obtained by CWRU is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our success depends in large part on our ability and CWRU’s ability to obtain and maintain patent protection in the United States, the European Union, and other countries with respect to our proprietary technology and products. We or CWRU have and will seek to protect our proprietary position by filing patent applications in the United States and internationally that are related to our novel technologies and product candidates. We currently heavily rely on CWRU to assist with protecting the underlying patents and patent applications under the License Option Agreement.

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

On July 1, 2020, we signed a License Option Agreement with CWRU, granting us the exclusive right to license technology and patent portfolios concerning certain immunostimulatory nanotechnology-based therapeutics and formulations to treat cancer and diseases in humans and for veterinary use. Under the License Option Agreement, CWRU granted us the exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use. In addition, if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the date of the License Option Agreement, which amount has been estimated to be approximately $267,000. We are currently in negotiations on the final license agreement with CWRU and since July 2020, we have incurred in excess of $4 million towards advancing the Company and the underlying technology and we currently believe we have met the initial development milestones.

If we fail to comply with our obligations under the License Option Agreement, or any other future agreement, we may lose the exclusivity of our License Option Agreement, and CWRU may have the right to terminate the License Option Agreement or restrict our rights, in which event we would not be able to develop or market products covered by the License Option Agreement, which are the products upon which our business depends. Additionally, any milestones and other payments associated with these future licenses will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

Also, patent prosecution under the License Option Agreement is controlled by CWRU. If CWRU fails to obtain and maintain patent or other protection for the proprietary intellectual property we plan to license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. If disputes over intellectual property and other rights that we have licensed or plan to license prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. In addition, even if we meet all conditions under the License Option Agreement, we may not be able to successfully negotiate a license agreement with CWRU with mutually acceptable terms and conditions that would allow us to pursue a commercial product, which will preclude us from further developing our lead product candidate, MIE-101.

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

A third party may hold intellectual property, including patent rights, which are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case, we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license, or we are not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

Our Board has discretionary authority to implement a reverse stock split at a ratio of 1:2 to 1:4 at any time on or before June 25, 2022

While we aim that the Discretionary Reverse Stock Split will be sufficient to obtain our planned listing on the Nasdaq Stock Market or other national exchange, it is possible that, the ratio of the Discretionary Reverse Stock Split may be inadequate to meet the minimum bid price requirements and we may not be able to achieve our planned listing on the Nasdaq Stock Market or other national exchange.

In addition, there are several risks associated with the Discretionary Reverse Stock Split, including that the Discretionary Reverse Stock Split may not result in a sustained increase in the per share price of our common stock. There is no assurance that:

•	the market price per share of the common stock after the Discretionary Reverse Stock Split will rise in proportion to the reduction in the number of shares of the common stock outstanding before the Discretionary Reverse Stock Split;
•	the Discretionary Reverse Stock Split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;
•	the Discretionary Reverse Stock Split will result in a per share price that will increase our ability to attract and retain employees and other service providers; and
•	The Discretionary Reverse Stock Split will result in a sustained per share price that meets the initial listing requirements of the Nasdaq Stock Market.

Stockholders should note that the effect of the Discretionary Reverse Stock Split, if any, upon the market price for the common stock cannot be accurately predicted. In particular, we cannot assure you that prices for shares of the common stock after the Discretionary Reverse Stock Split will be two (2) to four (4) times, as applicable, the prices for shares of the common stock immediately prior to the Discretionary Reverse Stock Split. Furthermore, even if the market price of the common stock does rise following the Discretionary Reverse Stock Split, we cannot assure you that the market price of the common stock immediately after the proposed Discretionary Reverse Stock Split will be maintained for any period of time. Even if an increased per-share price can be maintained, the Discretionary Reverse Stock Split may not achieve the desired results of listing our common stock on The Nasdaq Stock Market. Moreover, because some investors may view the reverse stock split negatively, we cannot assure you that the Discretionary Reverse Stock Split will not adversely impact the market price of the common stock.

The market price of the common stock will also be based on our performance and other factors, some of which are unrelated to the Discretionary Reverse Stock Split or the number of shares outstanding. If the Discretionary Reverse Stock Split is effected and the market price of the common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. The total market capitalization of the common stock after implementation of the Discretionary Reverse Stock Split when and if implemented may also be lower than the total market capitalization before the Discretionary Reverse Stock Split. Furthermore, the liquidity of the common stock could be adversely affected by the reduced number of shares that would be outstanding after the Discretionary Reverse Stock Split.

While we aim that the Discretionary Reverse Stock Split will be sufficient to obtain our listing on the Nasdaq Stock Market, it is possible that, even if the Discretionary Reverse Stock Split results in a bid price for the common stock that exceeds the required price per share, another reverse split may be necessary in the future and we may not be able to continue to satisfy the other criteria for continued listing of the common stock on the Nasdaq Stock Market.

In addition, the Reverse Stock Split may result in some stockholders owning “odd lots” of less than 100 shares of common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares.

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market after the Reverse Merger, the trading price of the common stock of the combined company could decline. Pursuant to the Reverse Merger, shareholders of Private Mosaic owned approximately 88% of the fully diluted shares of common stock outstanding as of December 31, 2021, on an as-converted basis. In addition, our shareholders are not restricted in the price at which they can sell their shares. Shares sold at a price below the current market price at which our common stock is trading may cause the market price of our common stock to decline.

We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.

The market price of our common stock could be subject to significant fluctuations. For instance, during the year ended December 31, 2021, the low and high trading prices of our common stock has ranged from $0.10 to $5.00 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 has been undesignated as of December 31, 2021. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing approximately 88% of our capital stock, on an as-converted basis, including the Series B Preferred Stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving the Company that other stockholders may desire.

Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Section XIV of our amended and restated certificate of incorporation provides that “Unless the Corporation consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (A) any derivative action or proceeding brought on behalf of the Corporation, (B) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of the Corporation to the Corporation or the Corporation’s stockholders, (C) any action asserting a claim against the Corporation, its directors, officers or employees or agents arising pursuant to any provision of the DGCL, this Amended and Restated Certificate of Incorporation or the Corporation’s bylaws, or (D) any action asserting a claim against the Corporation, its directors, officers or employees or agents governed by the internal affairs doctrine, except as to each of (A) through (D) above, for any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or over which the Court of Chancery does not have subject matter jurisdiction. To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Corporation shall be deemed to have notice of and consented to the provisions of this Article XIV.”

The exclusive forum provision in our amended and restated certificate of incorporation and amended and restated bylaws will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us or our directors, officers or other employees. In addition, shareholders who do bring a claim in the state or federal court in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The state or federal court of the State of Delaware may also reach different judgments or results than would other courts, including courts where a shareholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our shareholders. However, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation have been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors.

These provisions include:

•	providing that our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the voting power of our then outstanding shares of common stock entitled to vote generally for the election of directors;
•	providing that any action required or permitted to be taken by the stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders, subject to the rights of the holders of any series of preferred stock with respect to such series, if any;
•	providing that special meetings of our stockholders may only be called by the board of directors pursuant to a resolution adopted by the affirmative vote of a majority of the board of directors;
•	providing that our board of directors can be divided into three classes of directors, with each class as nearly equal in number as possible, serving staggered three year terms, other than directors which may be elected by holders of preferred stock, if any. This system of electing and removing directors may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us, because it could have the effect of increasing the length of time necessary to change the composition of a majority of the board of directors. In general, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in a majority of the members of the board of directors;
•	providing that all board vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, or by a sole remaining director and shall not be filled by the stockholders;
•	providing that our amended and restated bylaws may only be amended by the affirmative vote of the holders of at least two-thirds of our then outstanding common stock;
•	providing the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; and
•	limiting the liability of, and providing indemnification to, our directors and officers.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities

We do not expect to pay any cash dividends in the foreseeable future.

We expect to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain, if any, for any stockholders for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company has no properties at December 31, 2021, and at the period covered by this Annual Report on Form 10-K, has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. The Company expects this arrangement to continue until the Company can raise sufficient capital to advance its research and development product pipeline.

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 10, Commitments and Contingencies, to the accompanying audited consolidated financial statements and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCQB tier of the OTC Markets under the trading symbol “CPMV”. There has been a very limited market for our common stock and trading volume has been negligible. There is no guarantee that an active trading market will develop in our common stock. These quotations as reported by the OTCQB reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The following table sets forth the range of high and low bid quotations for the years ended December 31, 2020 and 2021.

	Bid Quotations
	High	Low
Year Ended December 31, 2021
Quarter Ended March 31, 2021	$5.00	$2.80
Quarter Ended June 30, 2021	$4.00	$1.12
Quarter Ended September 30, 2021	$2.54	$0.50
Quarter Ended December 31, 2021	$1.70	$0.10

Year Ended December 31, 2020
Quarter Ended March 31, 2020	$1.40	$0.50
Quarter Ended June 30, 2020	$1.40	$0.60
Quarter Ended September 30, 2020	$6.00	$0.65
Quarter Ended December 31, 2020	$9.23	$1.65

Holders

On January 24, 2022, the closing price of our stock was $1.075 per share and we had 693 stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Transfer Agent

The transfer agent of our common stock is Issuer Direct Corporation, having an office at 1981 Murray Holladay Rd., Suite 100, Salt Lake City, UT 84117; their phone number is (801) 272-9294.

Dividend Policy

We paid no dividends during the periods ended December 31, 2021 and 2020, and we do not expect to pay any cash dividends in the foreseeable future. We expect to retain our future earnings, if any, to fund our research and development efforts.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2021:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	505,192	(1)	–	(2)	1,143,730	(3)
Equity compensation plans not approved by stockholders	–		–		–
Total	505,192	(1)	–	(2)	1,143,730	(3)

 ______________________

(1)	Represents restricted stock units (“RSUs”) granted under our stockholder approved equity compensation plan referred to as the 2020 Omnibus Incentive Plan (“2020 Plan”).
(2)	Weighted-average exercise price is not shown as there is no exercise price for RSUs.
(3)	On the first anniversary date from the adoption date of the 2020 Plan (or on October 21, 2022), the total number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities, such as the shares issuable upon the conversion of convertible preferred stock, as calculated on an as-converted basis. On October 21, 2021, the number of shares reserved for issuance under the 2020 Plan increased to 1,661,966.

Recent Sale of Unregistered Securities

On May 7, 2021 (“Effective Date”), we issued unsecured convertible promissory notes (“Convertible Notes”) in the aggregate principal amount of $575,000 to five (5) accredited investors, including three members of our Board of Directors that participated on the same terms as other accredited investors (collectively, the “Investors”) in exchange for $525,003 in gross proceeds in addition to $49,997 in accrued payable to founder that was invested in Convertible Notes. The Convertible Notes have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the Investors, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion.

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

Under the terms of the Convertible Notes, a Qualified Financing represents a single transaction or series or transactions whereby the Company receives aggregate gross proceeds of at least $5 million from the sale of equity securities following the Effective Date (excluding proceeds from the issuance of any future Convertible Notes). A Smaller Financing represents any sale of equity securities whereby the aggregate gross proceeds are less than $5 million (excluding proceeds from the issuance of any future Convertible Notes).

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

In issuance of the Convertible Notes and the underlying shares that were sold without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, selected financial data is not required to be disclosed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K (“Annual Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report, including all documents incorporated by reference herein, includes certain statements constituting “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, including statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, and we rely on the “safe harbor” provisions in those laws. We are including this statement for the express purpose of availing ourselves of the protections of such safe harbors with respect to all such forward-looking statements. The forward-looking statements in this Annual Report reflect our current views with respect to future events and financial performance. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “may,” “could,” “should,” “would,” “will,” “shall,” “propose,” “continue,” “predict,” “plan” and similar expressions are generally intended to identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Any forward-looking statement is not a guarantee of future performance. Please see Part I, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for any future period. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Overview

We are a development-stage biotechnology company focused on advancing and eventually commercializing our proprietary immunomodulator platform technology. Our lead immunomodulator product candidate, MIE-101, is based on a naturally occurring plant virus known as Cowpea mosaic virus (or CPMV) which is believed to be non-infectious in animals including mice, dogs and humans. However, because of its virus structure and genetic composition, CPMV elicits a strong immune response when delivered directly into tumors as shown in our preclinical studies. Data from numerous mouse cancer models and in companion dogs with naturally occurring tumors show the ability of intratumoral administration of CPMV to result in anti-tumor effects in treated tumors and systemically at other sites of disease through immune activation.

Our lead immuno-oncology candidate, MIE-101, resulted from years of research by our scientific co-founders that was supported by numerous grants from federal and private funding agencies. Published preclinical data from our co-founders’ studies and ongoing research support the potential anti-cancer activity of MIE-101 as a monotherapy. In addition, preclinical data generated further support the potential of MIE-101 to improve anti-tumor effects of standard cancer treatments including chemotherapy, radiation therapy and checkpoint inhibitors. These studies include data from multiple preclinical tumor models, veterinary studies in companion animals with naturally occurring cancer, as well as showing the potential to activate human immune effector cells in vitro. MIE-101 is currently in late-stage preclinical development and our goal is to advance MIE-101 into veterinary studies in 2022 and into Phase I clinical trials in 2023, provided we are able to raise sufficient funding.

The Company’s immunomodulator platform technology has also been used to produce modular vaccines under our Modular Vaccine Platform (“MVP”) that may help prevent or treat diseases in studies that were supported by funding agencies. This vaccine system uses the immunomodulator technology platform as an adjuvant by linking non-infectious virus particles directly to epitopes that correspond to disease targets of interest.  In preclinical studies, vaccination with MVP candidates have been able to protect animals from both cancer and infectious diseases including published results demonstrating significant promise against SARS-CoV-2. We believe our MVP platform represents a way to efficiently develop vaccine candidates in response to emerging infectious diseases. The adjuvant and linker chemistry can be stockpiled and ready for the rapid identification of targets of interest which can be evaluated via preclinical testing in a relatively short period time. These vaccines may also have a superior cold-chain profile that would potentially allow distribution to vaccination centers without refrigeration or freezing. The MVP platform combined with our proprietary trans-dermal delivery system could potentially allow for self-administration and shipment of materials at room temperature, which makes the platform ideal for rapid response situations.

Summary of Significant Events

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a License Option Agreement with CWRU, granting us the exclusive right to license technology for a novel platform technology using an immunomodulator platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. On August 21, 2020, we closed a Reverse Merger transaction (as discussed below) by and between Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic. On November 30, 2020, we filed amended and restated articles of incorporation with the Secretary of State of the State of Delaware (“Amended and Restated Certificate”) to change the name of the Company to Mosaic ImmunoEngineering, Inc. (“Name Change”), to implement a 1-for-500 reverse stock split (“Reverse Stock Split”), and to reduce the number of authorized shares of common stock from 600 million to 100 million. The Reverse Stock Split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split. On December 30, 2020, we changed our fiscal year end from May 31 to December 31. On May 7, 2021, we issued unsecured convertible promissory notes in the aggregate principal amount of $575,000.

In addition, we plan to file an application with The Nasdaq Stock Market requesting that our common stock and potentially warrants (if applicable), be listed on the Nasdaq Capital Market in 2022. On June 10, 2021 and June 14, 2021, our Board of Directors and majority shareholders, respectively, approved a discretionary reverse stock split whereby our Board of Directors have broad authority to implement a future reverse stock split through June 25, 2022 at a ratio ranging from 1-for-2 to 1-for-4 or any number in between in order to potentially achieve compliance with the initial listing requirements of the Nasdaq Stock Market.

The following discussion represents additional information pertaining to these corporate events:

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

On the Closing Date, Patriot Scientific Corporation acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of the Company’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of the Company’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converted into 10.194106 shares of common stock as defined in the Series A Certificate of Designation. Each share of Series B Preferred converts into 11.46837 shares of common stock of the Company, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, owned 90% of the issued and outstanding common stock of the Company as of the Closing Date.

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

Name Change

On November 30, 2020, Patriot Scientific Corporation changed its name to Mosaic ImmunoEngineering, Inc. to align the Company’s corporate name with its new strategic direction, upon filing its Amended and Restated Certificate.

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

Change in Fiscal Year

On December 30, 2020, the Board approved a change to our fiscal year end from May 31 to December 31. The change in fiscal year was effective for the Company’s 2020 fiscal year.

License Option Agreement

On July 1, 2020, we signed a License Option Agreement with CWRU, granting us the exclusive right to license technology for a novel platform technology using an immunomodulator platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. Under the License Option Agreement, CWRU granted us an exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use. We are currently in negotiations on the final license agreement with CWRU and since July 2020, we have incurred in excess of $4 million towards advancing the Company and the underlying technology and we currently believe we have met the aforementioned development milestones.

Under the License Option Agreement, we issued CWRU 70,000 shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold. As of December 31, 2021, the remaining Capital Threshold was approximately $626,000.

Convertible Notes

On May 7, 2021 (“Effective Date”), we issued unsecured convertible promissory notes (“Convertible Notes”) in the aggregate principal amount of $575,000 to five (5) accredited investors, including three members of our Board of Directors that participated on the same terms as other accredited investors (collectively, the “Investors”) in exchange for $525,003 in gross proceeds in addition to $49,997 in accrued payable to founder that was invested in Convertible Notes. The Convertible Notes have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the Investors, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion.

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

Discretionary Authority to Implement a Reverse Stock Split at a Ratio of 1:2 to 1:4 (“Discretionary Reverse Stock Split”)

We plan to file an application with The Nasdaq Stock Market requesting that our common stock and potentially warrants (if applicable), be listed on the Nasdaq Capital Market in 2022. On June 10, 2021 and June 14, 2021, our Board of Directors and majority shareholders, respectively, approved a Discretionary Reverse Stock Split whereby our Board of Directors have broad authority to implement a future reverse stock split through June 25, 2022 at a ratio ranging from 1-for-2 to 1-for-4 in order to meet the Nasdaq Stock Market initial listing requirements. The Board maintains the right to elect not to proceed with the Discretionary Reverse Stock Split if it determines, in its sole discretion, that the Company will be able to satisfy the initial listing requirements of the Nasdaq Stock Market without implementing the Discretionary Reverse Stock Split or if it is otherwise no longer in the best interests of the Company. However, the effect of a Discretionary Reverse Stock Split on the market price of the common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of the common stock after the Discretionary Reverse Stock Split will not rise in proportion to the reduction in the number of shares of the common stock outstanding resulting from the Discretionary Reverse Stock Split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the prescribed initial listing minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including the Company’s future performance.

PLEASE NOTE THAT UNLESS SPECIFICALLY INDICATED TO THE CONTRARY, THE DATA CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING BUT NOT LIMITED TO SHARE NUMBERS AND CONVERSION PRICES, DOES NOT REFLECT THE IMPACT OF THE DISCRETIONARY REVERSE STOCK SPLIT THAT MAY BE EFFECTUATED.

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

1.	Investment in Affiliated Company

We currently own 2,100,000 shares of preferred stock, representing approximately a 46% ownership interest, on an as-converted basis, in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks. The shares are convertible at our option into shares of Holocom’s common stock on a one-to-one basis. The preferred stock entitles us to receive non-cumulative dividends at the per annum rate of $0.04 per share, when and if declared by the Board of Directors of Holocom, as well as a liquidation preference of $0.40 per share, plus an amount equal to all declared but unpaid dividends. As of December 31, 2021 and 2020, our investment in Holocom was valued at $0 based on various indicators of impairment, including Holocom’s inability to meet its business plan and raise sufficient capital, in addition to the general economic environment.

2.	Fair Value of Financial Instruments

Anti-Dilution Issuance Rights Derivative Liability

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

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At December 31, 2021, December 31, 2020, and August 21, 2020 (at inception), the estimated fair value of the anti-dilution issuance rights was $104,300, $83,500, and $83,500, respectively. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at December 31, 2021, December 31, 2020, and at August 21, 2020 (at inception), were as follows:

	December 31, 2021	December 31, 2020	At inception
Fair value of common stock (per share)	$1.02	$3.25	$3.30
Estimated additional shares of common stock	134,229	31,353	57,462
Expected volatility	105%	90%	135%
Expected term (years)	0.25	0.25	0.45
Risk-free interest rate	0.06%	0.09%	0.11%

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

3.	Convertible Notes

The Company follows ASC 480-10, “Distinguishing Liabilities from Equity” in its evaluation of the accounting for share-settled debt (Convertible Notes). ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:

a)	A fixed monetary amount known at inception;

b)	Variations in something other than the fair value of the issuer’s equity shares; or

c)	Variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares.

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

In addition, on December 30, 2020, we changed our fiscal year end from May 31st to December 31st effective for the period ended December 31, 2020. Therefore, the prior year financial information covers the periods from June 1, 2020 to December 31, 2020 and from March 30, 2020 (date of inception) to May 31, 2020.

Year Ended December 31, 2021 and Prior Year Periods from June 1, 2020 to December 31, 2020 and from March 30, 2020 (date of inception) to May 31, 2020:

Research and Development Expenses

Research and development expenses of approximately $1,456,000 for the year ended December 31, 2021 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $499,000 in share-based compensation expense. We believe our research and development expenses will increase significantly over time as we raise sufficient capital to advance our programs.

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

There were no research and development expenses for the period from March 30, 2020 (date of inception) to May 31, 2020.

General and Administrative Expenses

General and administrative expenses of approximately $2,045,000 for the year ended December 31, 2021 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $1,740,000, including approximately $809,000 in share-based compensation expense, fees for outside legal counsel of approximately $23,000, fees related to intellectual property rights of approximately $70,000, audit, tax, accounting and filing fees of approximately $88,000, director and officer insurance of approximately $52,000, investor and public relation fees of approximately $54,000, and other fees and expenses of approximately $18,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel.

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

General and administrative expenses of $511 for the period from March 30, 2020 (date of inception) to May 31, 2020 are primarily related to corporate formation costs.

Other Income (Expense)

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of approximately $21,000 for the year ended December 31, 2021 pertains to an increase in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred (see Notes 3 and 6 to the accompanying consolidated financial statements).

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $30,000 for the year ended December 31, 2021 represents interest expense on convertible notes (see Note 7 to the accompanying consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $130,000 for the year ended December 31, 2021 pertains to the accretion of the convertible notes to their redemption value of $718,750 based on the underlying terms of the convertible notes (see Note 7 to the accompanying consolidated financial statements).

Equity in Loss of Affiliated Company

Equity in loss of affiliated company of approximately $5,000 for the seven months ended December 31, 2020 primarily represents expenses associated with winding up and dissolving Phoenix Digital Solutions LLC. The Company has determined that the underlying patents were no longer enforceable and therefore, deemed it to be in the best interest of shareholders to dissolve Phoenix Digital Solutions LLC and distribute the remaining assets. On September 29, 2020, the managing members of PDS agreed to wind up and dissolve PDS (see Note 4 to the accompanying consolidated financial statements).

Liquidity and Capital Resources

On August 21, 2020, we completed our Reverse Merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was invested in convertible notes. As of December 31, 2021, we had cash and cash equivalents of $226,142. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Annual Report on Form 10-K.

Our primary uses of capital to date are primarily related to payroll, consulting and related costs, corporate formation and ongoing public company expenses, fees associated with license agreements, including patent related expenses, and costs of the Reverse Merger. On a go forward basis, we will need significant additional capital to support our research and development efforts, compensation and related expenses, and hiring additional staff (including clinical, scientific, operational, financial, and management personnel). We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates, provided we are able to raise sufficient capital to advance our technologies.

We plan to continue to fund losses from operations and future funding needs through our cash on hand and future equity and/or debt offerings, as well as potential collaborations or strategic partnerships with other companies.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the year ended December 31, 2021 and the prior year periods from June 1, 2020 to December 31, 2020 and from March 30, 2020 (date of inception) to May 31, 2020:

	Year Ended December 31, 2021	Seven Months Ended December 31, 2020	For the Period March 30, 2020 (date of inception) to May 31, 2020
Net cash (used in) provided by operating activities	$(679,236)	$(253,040)	$500
Net cash provided by investing activities	27,637	605,215	–
Net cash provided by financing activities	525,003	63	–
Net (decrease) increase in cash and cash equivalents	$(126,596)	$352,238	$500

Cash Flows From Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 consisted of our net loss of $3,684,478 offset by (i) share-based compensation expense of $1,308,008, (ii) non-cash interest on convertible notes of $30,121, (iii) accretion to redemption value on convertible notes of $130,027, (iv) an increase in the fair value of the derivative liability of $20,800, (v) and a net change in operating assets and liabilities of $1,516,286 primarily due to an increase in accrued compensation of $997,866 and an increase in accrued expenses and other of $456,846.

Net cash used in operating activities for the seven months ended December 31, 2020 consisted of our net loss of $842,243, offset by non-cash items consisting of (i) share-based compensation expense of $45,708, (ii) equity in loss of affiliated company of $5,102, (iii) the fair value of common stock issued under the License Option Agreement of $7, and (iv) the fair value of derivative liability associated with anti-dilution issuance rights of $83,500. Additionally, cash used in operating activities for the seven months ended December 31, 2020 was supplemented with a net change in operating assets and liabilities of $454,886 primarily due to an increase in accrued compensation of $393,431 and an increase in accrued expenses and other of $88,128.

Net cash provided by operating activities for the period March 30, 2020 (date of inception) to May 31, 2020 consisted of our net loss of $511 offset by an increase in amounts payable to founders of $1,011.

Cash Flows From Investing Activities

Net cash provided by investing activities for the year ended December 31, 2021 consisted of net proceeds received of $27,637 from the dissolution of Phoenix Digital Solutions LLC (“PDS”), representing our 50% interest in PDS.

Net cash provided by investing activities for the seven months ended December 31, 2020 consisted of cash, cash equivalents, and restricted cash acquired in the Reverse Merger of $605,215.

Cash Flows From Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 consisted of net proceeds received from the issuance of convertible notes of $525,003, which amount excludes $49,997 that was payable to one of our co-founders as of December 31, 2020 and invested in the convertible notes in May 2021.

Net cash provided by financing activities for the seven months ended December 31, 2020 represents the proceeds received from the founders of Private Mosaic from the issuance of Class A Common Stock.

Recent Accounting Pronouncements

For a detailed description of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part IV, Item 15 of this Report and begin on page F-1 with the index to consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control — Integrated Framework – 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Controls over Financial Reporting

Management has determined that, as of December 31, 2021, there were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

On June 14, 2021, by written consent of the holders of 80% of the voting power of our issued and outstanding capital stock (“Majority Shareholders”), the Majority Shareholders voted in favor of seven directors to the Company’s Board of Directors (the “Board”) to serve until the first annual meeting of stockholders to occur following the first date on which our common stock is listed or quoted on a national securities exchange or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers, subject in each case to the terms and conditions of their respective offer letter or consulting agreement, serve at the discretion of the Board, and are appointed to serve by the Compensation Committee of the Board. The following table and text set forth below contain the names and ages each person serving as our directors and/or executive officers as of December 31, 2021. The business address of each of the directors and executive officers is 9114 Adams Avenue, #202, Huntington Beach, California 92646.

Name	Age	Position and Term
Steven King	57	Director (since August 21, 2020); President and Chief Executive Officer (since August 31, 2020)
Robert Baffi, Ph.D.	66	Director (since July 15, 2021)
Gloria H. Felcyn	79	Director (since October 2002)
Robert Garnick, Ph.D.	72	Director (since August 21, 2020)
Carlton M. Johnson, Jr.	62	Director (since August 2001); former Interim Chief Executive Officer (April 1, 2019 to August 28, 2020) and Interim Chief Financial Officer (October 3, 2019 to August 28, 2020)
Paul Lytle	53	Director (since August 21, 2020); EVP, Chief Financial Officer, Corporate Secretary (since August 31, 2020)
Nicole Steinmetz, Ph.D.	42	Director (since August 21, 2020); acting Chief Scientific Officer (since August 31, 2020)

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

The following biographical summaries set forth below contain certain information concerning the members of our Board of Directors and our executive officers as of December 31, 2021, including principal occupation, business experience, other directorships, and director qualifications. There is no blood or other familial relationship between or among our directors or executive officer.

Steven King. Mr. King was nominated to serve as a director on August 21, 2020 and was appointed President and Chief Executive Officer on August 31, 2020. Mr. King has served as President and Chief Executive Officer of Peregrine Pharmaceuticals, Inc. (now known as Avid Bioservices, Inc.) (Nasdaq: CDMO) and its wholly-owned biomanufacturing subsidiary Avid Bioservices, Inc., for over 15 years, during which time the company advanced its lead compound through Phase III clinical development, while growing revenues to over $55 million. Prior to joining Peregrine, Mr. King was employed at Vascular Targeting Technologies, Inc., which was acquired by Peregrine in 1997. Mr. King served in a variety of executive roles at Peregrine and Avid Bioservices, Inc., including Chief Executive Officer and board member of Peregrine (2003 to 2017), and President and board member of Avid Bioservices (2002-2017). Mr. King also serves as a member of the board of directors of Oncotelic Therapeutics Inc.

The Board concluded that Mr. King should serve as a director because of his extensive scientific understanding of technologies in development and expertise in developing and manufacturing biotechnology products, combined with the perspective and experience he brings from having served on the boards of public companies.

Robert A. Baffi, Ph.D. Dr. Baffi was nominated to serve as a director on June 10, 2021 and brings more than 35 years of biologics manufacturing experience. He has contributed to more than 25 regulatory submissions for product approvals in the United States, Europe and Japan, along with more than 50 regulatory submissions for investigational new drug testing. Dr. Baffi joined BioMarin Pharmaceutical Inc. in May 2000 and last served as President of Global Manufacturing & Technical Operations at BioMarin Pharmaceutical Inc., where he spent 20 years in various capacities overseeing the manufacturing, process development, quality, analytical chemistry, logistics and engineering departments. Prior to BioMarin, Dr. Baffi worked for Genentech, Cooper BioMedical and Becton Dickinson Research Center. He currently serves on the board for the National Institute for Bioprocessing Research & Training (“NIBRT”) and Neurogene Inc. Dr. Baffi received a Ph.D., M. Phil and a B.S. in biochemistry from the City University of New York and an M.B.A. from Regis University.

The Board concluded that Dr. Baffi should serve as a director because of his extensive drug development and commercialization experience with biotechnology products.

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

The Board of Directors concluded that Ms. Felcyn should serve as a director of the Company and as the chairperson of the Audit Committee in light of her extensive financial and accounting experience that she has obtained over her career.

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

The Board concluded that Dr. Garnick should serve as a director because of his extensive drug development and commercialization experience with biotechnology products.

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

The Board concluded that Mr. Johnson should serve as a director in light of the extensive public company finance and corporate governance experience that he has obtained through serving on the boards and audit committees of Peregrine Pharmaceuticals, Inc., Cryoport, Inc., and ECOtality, Inc.

Paul Lytle. Mr. Lytle was nominated to serve as a director on August 21, 2020, and was appointed Executive Vice President, Chief Financial Officer on August 31, 2020. Mr. Lytle has over 25 years of finance and accounting experience, including 21 years of public company experience and 19 years of CFO experience in the field of biotechnology and medical devices. Mr. Lytle served as Executive Vice President, Chief Financial Officer of Breathe Technologies, Inc. (“Breathe”), a private venture-backed medical device company with an approved portable ventilator, from September 2018 to December 2019. During this period, Mr. Lytle played a key role in preparing the company for a successful exit for investors and in September 2019, Breathe was acquired by Hillrom Holding, Inc. through a reverse merger. Prior to Breathe, Mr. Lytle served as Chief Financial Officer of Peregrine Pharmaceuticals, Inc. (now known as Avid Bioservices, Inc.) (Nasdaq: CDMO) and its wholly-owned biomanufacturing subsidiary Avid Bioservices, Inc., for 18 years, during which time the company advanced multiple products in oncology and infectious diseases, including its lead compound through Phase III clinical development, while starting and expanding its biomanufacturing business to over $55 million in revenue. Prior to joining Peregrine, Mr. Lytle was employed by Deloitte.

The Board concluded that Mr. Lytle should serve as a director because of his extensive experience with public companies in the biotechnology field along with his experience with product development, corporate financing, mergers and acquisitions, and corporate governance.

Nicole Steinmetz, Ph.D. Dr. Steinmetz was nominated to serve as a director on August 21, 2020, and as acting Chief Scientific Officer on August 31, 2020 as an independent contractor. Dr. Steinmetz is a full-time Professor of NanoEngineering at the University of California, San Diego (July 2018 - present), where she also serves as the Founding Director of the Center for Nano-ImmunoEngineering. Dr. Steinmetz started her independent career at Case Western Reserve University School of Medicine in the Department of Biomedical Engineering, where she was promoted through the ranks of Assistant Professor (October 2010), Associate Professor (July 2016), Full Professor (January 2018). Dr. Steinmetz trained at The Scripps Research Institute, La Jolla, CA where she was a NIH K99/R00 awardee and AHA post-doctoral fellow (2007-2010); she obtained her Ph.D. in Bionanotechnology from the University of East Anglia where she prepared her dissertation as a Marie Curie Early Stage Training Fellow at the John Innes Centre, Norwich, UK (2004-2007). Her early training was at the RWTH-Aachen University in Germany, where she obtained her Masters in Molecular Biotechnology (2001-2004) after completing her pre-Diploma from the Ruhr University Bochum, Germany (1998-2001). Dr. Steinmetz has authored more than 180 peer-reviewed journal articles (H Index 50), reviews, book chapters, and patents; she has authored and edited books on Virus-based nanotechnology. Research in the Steinmetz Lab is and has been funded through grants from federal agencies, including National Institute of Health, National Science Foundation (including an NSF CAREER), US Department of Agriculture, and Department of Energy, as well as private foundations, including Susan G. Komen Foundation, American Cancer Society, and American Heart Association. Over the past 10 years, Dr. Steinmetz has been awarded grants as Principal Investigator (“PI”) and Co-PI totaling over $41 million in total funding. Dr. Steinmetz is a standing member of the NIH Nanotechnology study section. She serves on the Editorial Board of Wiley Interdisciplinary Reviews (WIREs) on Nanomedicine and Nanobiotechnology; she serves on the Advisory Editorial Board for the ACS journal Molecular Pharmaceutics, ACS Nano and RSC Journal of Materials Chemistry B. Dr. Steinmetz has won many recognitions and awards; she was elected Fellow of the Royal Society of Chemistry and American Institute for Medical and Biological Engineering.

The Board concluded that Dr. Steinmetz should serve as a director because of her extensive scientific understanding of technologies in development.

Corporate Governance

Meetings and Committees of the Board

We have three (3) standing committees of the Board, consisting of the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. Our committees operate under written charters adopted by the Board in November 2020, a copy of which is available on our website at www.mosaicie.com under the Corporate Governance section of our Investors page or by written request to the Company at Mosaic ImmunoEngineering, Inc., 9114 Adams Avenue, #202, Huntington Beach, California 92646, Attention: Corporate Secretary.

Audit Committee

The three members of our audit committee are Ms. Gloria Felcyn, Dr. Robert Baffi, and Dr. Robert Garnick. Ms. Felcyn is the chair of our audit committee and was deemed our audit committee “financial expert”, as that term is defined under the SEC rules, and possesses financial sophistication, as defined under the rules of the Nasdaq Stock Market. Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. Our audit committee will also:

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

Compensation Committee

The members of our compensation committee are Ms. Gloria Felcyn and Dr. Robert Garnick. Dr. Garnick is the chair of our compensation committee. Our compensation committee oversees our compensation policies, plans, and benefits programs. The compensation committee will also:

•	oversee our overall compensation philosophy and compensation policies, plans, and benefit programs;
•	review and approve compensation for our executive officers and directors; and
•	administer our equity compensation plans.

Corporate Governance and Nominating Committee

The members of our corporate governance and nominating committee are Ms. Gloria Felcyn, Dr. Robert Baffi, and Dr. Robert Garnick. No chair has been appointed to our corporate governance and nominating committee. Our corporate governance and nominating committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the corporate governance and nominating committee will:

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

Meetings of the Board

Based on the recent inception of Private Mosaic and the number of start-up activities, our Board held frequent telephonic meetings with the executive officers and management. In addition, the Board held one telephonic meeting and acted on corporate actions through one unanimous written consent during the year ended December 31, 2021. The compensation committee held one telephonic meeting and acted five (5) times by unanimous written consent during the year ended December 31, 2021. The corporate governance and nominating committee held one meeting during the year end December 31, 2021. The Audit Committee held five (5) meetings during the year ended December 31, 2021, pre-approved all audit and audited related services and fees, reviewed all Company filings with the SEC, and was provided all required communications from our independent registered public accounting firm.

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. Notwithstanding the foregoing, our Board has determined that Dr. Baffi, Ms. Felcyn, Dr. Garnick, and Dr. Steinmetz are “independent directors” within the meaning of Nasdaq Marketplace Rule 5605(a)(2). Under NASDAQ Marketplace Rule 5605(a)(2), a director will not be considered an “independent director” if, such director at any time during the past three years was an employee of the Company, or if a director (or a director’s family member) accepted compensation from the Company (other than compensation for board or board committee service) in excess of $120,000 during any twelve month period within the three years preceding the determination of independence. In addition, a director will not qualify as an “independent director” if, in the opinion of our Board of Directors, that person has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Certain Relationships

There are no family relationships between or among the Board or executive officers.

Annual Meeting Attendance

Our policy is to invite and encourage each member of our Board to be present at any annual meetings of stockholders. During the year ended December 31, 2021, shareholder actions were voted upon by the majority shareholders and we did not hold an annual meeting of stockholders.

Director Compensation

The following table presents the total compensation each of our non-employee directors received during the year ended December 31, 2021. Other than as set forth in the table, we did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of our non-employee directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Total ($)
Robert Baffi, Ph.D.	–	86,000	–	86,000

____________

(1)	Represents the grant date fair value of 51,497 restricted stock units (“RSU’s”) granted to the non-employee director on July 15, 2021. Each RSU represents the right to receive one share of common stock upon vesting. The RSU’s were granted from the Company’s 2020 Omnibus Incentive Plan and will vest one year from the date of grant.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the year ended December 31, 2021.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to Mosaic ImmunoEngineering, Inc., 9114 Adams Avenue, #202, Huntington Beach, California 92646, Attention: Board of Directors. The Corporate Secretary reviews and forwards correspondence to the appropriate director or group of directors for response.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the compensation of the named executive officers for the year ended December 31, 2021 (referred to as “12/2021” in the below table) and the period March 30, 2020 (date of inception) to December 31, 2020 (referred to as “12/2020” in the below table).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)		Total Compensation ($)
Steven King, President and Chief	12/2021	$250,000	(1)	$–	$–		$14,991	(4)	$264,991
Executive Officer (“CEO”)	12/2020	$85,577	(2)	$–	$358,700	(3)	$3,676	(4)	$447,953

Paul Lytle, EVP, Chief Financial	12/2021	$250,000	(1)	$–	$–		$38,440	(4)	$288,440
Officer (“CFO”)	12/2020	$85,577	(2)	$–	$264,541	(3)	$9,438	(4)	$359,556

Carlton M. Johnson, Jr., former interim CEO	12/2020	$84,738	(5)	$–	$86,087	(6)	$6,608	(7)	$177,433
(April 1, 2019 to August 28, 2020), former interim CFO (October 3, 2019 to August 28, 2020)

_______________

(1)	Of such amount, Mr. King and Mr. Lytle have agreed to defer 85% of their base salary payable in cash until such time that the Company is able to raise at least $4 million in funding.
(2)	Represents base salary payable in cash for the period August 31, 2020 (date of hire) to December 31, 2020. Of such amount, Mr. King and Mr. Lytle have agreed to defer 85% of their base salary payable in cash until such time that the Company is able to raise at least $4 million in funding. Mr. King and Mr. Lytle did not earn any compensation under Private Mosaic for the period prior to August 31, 2020.

(3)	Represents the aggregate grant date fair value of restricted stock units (“RSUs”) computed in accordance with ASC Topic 718. These amounts do not correspond to the actual value that may be recognized by each named executive officer. The assumptions used in determining the grant date fair values of RSU awards are set forth in Note 8 - Stockholders’ Equity and Share-Based Compensation, in the accompanying consolidated financial statements.
(4)	Represents the cost of benefits paid on behalf of the named executive officer for health, dental, and vision benefits.
(5)	Represents Mr. Johnson’s compensation paid for the period January 1, 2020 to August 28, 2020 (date of resignation). Of such amount, $2,354 was paid for the period August 21, 2020 (Closing Date of Reverse Merger) to August 28, 2020.
(6)	Represents the fair value of RSU’s granted for director fees.
(7)	Represents the reimbursement of medical benefits paid directly to Mr. Johnson. No amounts were reimbursed to Mr. Johnson after August 2020.

Outstanding Equity Awards

The following table sets forth certain information regarding unexercised stock options and unvested stock awards held by our named executive officers as of December 31, 2021:

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Steven King	12/16/2020	(1)	–	–	–	–	65,218	66,522
	12/16/2020	(2)	–	–	–	–	43,479	44,349
Paul Lytle	12/16/2020	(1)	–	–	–	–	42,392	43,240
	12/16/2020	(2)	–	–	–	–	37,772	38,527
Carlton Johnson	12/16/2020	(3)	–	–	–	–	26,087	26,609

______________

(1)	RSU award will vest 100% on the sooner of August 31, 2023 or last date of employment.
(2)	RSU award will vest 100% on August 31, 2022, subject to the named executive officer’s continued service with us through the applicable vesting date.
(3)	RSU award will vest 100% on the sooner of December 16, 2023 or last date of service.
(4)	Market value is calculated based on the closing price of our common stock of $1.02 per share on December 31, 2021, times the number of shares subject to the RSU award. Each RSU represents the contingent right to receive, upon vesting, one share of our common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership

The following table sets forth information, as of January 21, 2022, regarding the beneficial ownership of our common stock and Series B Preferred by:

•	each person known by us to be a beneficial owner of more than five percent (5%) of our outstanding common stock
•	each person known by us to be a beneficial owner of more than five percent (5%) of our Series B Preferred Stock;
•	each of our directors;
•	each of our named executive officers; and
•	all current directors and named executive officers as a group.

The amounts and percentage of common stock and Series B Preferred beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of January 21, 2022, including, but not limited to, any right to acquire the security upon vesting of a restricted stock units (“RSUs”) or through the exercise of any option or warrant or through the conversion of a security. Any securities not outstanding that are subject to outstanding RSUs, options, warrants or other convertible securities shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by that person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

Unless otherwise indicated, each person named below holds sole investment and voting power, other than the powers that may be shared with the person’s spouse under applicable law. Unless otherwise noted below, each individual’s address is 9114 Adams Avenue, #202, Huntington Beach, California 92646.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)	Percent of Class (1)
Common Stock, $0.00001 par value:
	Nicole Steinmetz, Ph.D. (2)	2,212,122	30.55%
	Steven King	1,641,252	22.67%
	Paul Lytle	1,641,252	22.67%
	Case Western Reserve University (3)	802,786	9.98%
	Steven Fiering, Ph.D.	570,870	7.88%
	Robert Garnick, Ph.D. (4)	401,253	5.51%
	Robert A. Baffi, Ph.D. (4)	44,459	*
	Gloria H. Felcyn (5)	13,019	*
	Carlton M. Johnson, Jr.	1,050	*

	All officers and directors as a group	5,954,407	81.11%
	(seven individuals in total)

Series B Preferred, $0.00001 par value:
	Case Western Reserve University 10900 Euclid Avenue Adelbert Hall, Suite 4 Cleveland, OH 44106-7014	70,000	100.0%

 _____________

*	Represents less than 1%
(1)	Applicable percentage ownership of common stock computed on the basis of 7,241,137 shares of common stock and 70,000 shares of Series B Preferred outstanding at January 21, 2022.
(2)	Includes 570,870 shares of common stock held by spouse.
(3)	Represents the conversion of 70,000 shares of our Series B Preferred, whereby each share of the Series B Preferred shall initially convert into 11.46837 shares of common stock of the Company subject to certain anti-dilution protections as defined in the Series B Certificate of Designations.
(4)	Includes 44,459 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.
(5)	Includes 11,115 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

Our Audit Committee Charter provides that the Audit Committee of the Board of Directors will review and approve all related party transactions involving directors or executive officers and will review and monitor conflicts of interest situations involving such individuals where appropriate, and approve or prohibit any involvement of such persons in matters that may involve a conflict of interest or taking of a corporate opportunity. There were no transactions, or series of transactions during the year ended December 31, 2021, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest.

Notwithstanding the foregoing, during the seven months ended December 31, 2020, the Company’s Board of Directors approved to enter into consulting agreements with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Dr. Steinmetz’s spouse, and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. During April 2021, we entered into consulting agreements with the Related Parties retroactive to September 1, 2020. During the year ended December 31, 2021, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Steinmetz’s spouse, and Dr. Fiering in the aggregate amount of $60,000, $30,000 and $30,000, respectively, included in research and development expenses in the accompanying consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Steinmetz’s spouse, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for year ended December 31, 2021 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger.

In addition, on May 7, 2021, we entered into convertible note purchase agreements with five (5) accredited investors, including three members of our Board of Directors that participated on the same terms as other accredited investors, in the aggregate principal amount of $575,000. Of such amount, the three members of our Board of Directors invested $225,000 in aggregate (see Note 7 to the accompanying consolidated financial statements).

Director Independence

Under NASDAQ Marketplace Rule 5605(a)(2), a director will not be considered an “independent director” if, such director at any time during the past three years was an employee of the Company, or if a director (or a director’s family member) accepted compensation from the Company (other than compensation for board or board committee service) in excess of $120,000 during any twelve month period within the three years preceding the determination of independence. In addition, a director will not qualify as an “independent director” if, in the opinion of our Board of Directors, that person has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Dr. Baffi, Ms. Felcyn, Dr. Garnick, and Dr. Steinmetz are “independent directors” within the meaning of Nasdaq Marketplace Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

Each audit, non-audit and tax service that is approved by the Audit Committee will be reflected in a written engagement letter or in writing specifying the services to be performed and the cost of such services, which will be signed by either a member of the Audit Committee or by one of our officers authorized by the Audit Committee to sign on behalf of the Audit Committee. The Audit Committee has approved all audit, audit-related and tax fees listed below.

The following table presents fees for professional services rendered by KMJ Corbin & Company LLP for the audit of the Company’s consolidated financial statements for the year ended December 31, 2021 and for the seven months ended December 31, 2020 and fees billed for other services rendered by KMJ Corbin & Company LLP for those periods.

	Year Ended December 31, 2021	Seven Months Ended December 31, 2020
Audit fees (1)	$42,720	$33,750
Audit-related fees (2)	2,900	–
Tax fees (3)	15,742	3,558
All other fees	–	–
Total fees	$61,362	$37,308

________________

(1)	Audit fees pertain to the aggregate fees by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, such as registration statements.
(2)	This category of services would include, among others: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	This category consists of fees for professional services rendered for tax compliance and tax advice.

In addition, KMJ Corbin & Company LLP, our independent auditor, may not provide any services to our officers or Audit Committee members, including financial counseling or tax services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements. The following consolidated financial statements and Report of Independent Registered Public Accounting Firm are included starting on page F-1 of this Annual Report:

Mosaic ImmunoEngineering, Inc.

-	Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020
-	Consolidated Statements of Operations for the Year Ended December 31, 2021, the Seven Months Ended December 31, 2020, and for the period March 30, 2020 (date of inception) to May 31, 2020
-	Consolidated Statements of Stockholders’ Deficit for the Year Ended December 31, 2021, the Seven Months Ended December 31, 2020, and for the period March 30, 2020 (date of inception) to May 31, 2020
-	Consolidated Statements of Cash Flows for the Year Ended December 31, 2021, the Seven Months Ended December 31, 2020, and for the period March 30, 2020 (date of inception) to May 31, 2020
-	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.

3.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008)
3.1	Amended and Restated Certificate of Incorporation of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2020).
3.2	Amended and Restated Bylaws of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 1, 2020).
3.3.1	Certificate of Designation of Series A Convertible Voting Preferred Stock (“Series A Preferred”) (incorporated by reference to Exhibit 3.3.9 to Form 8-K filed on August 25, 2020).
3.3.2	Certificate of Designation of Series B Convertible Voting Preferred Stock (“Series B Preferred”) (incorporated by reference to Exhibit 3.3.10 to Form 8-K filed on August 25, 2020).
3.3.3	Investor Rights Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.11 to Form 8-K filed on August 25, 2020).
3.3.4	Voting Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.12 to Form 8-K filed on August 25, 2020).
4.1	Specimen of Common Stock Certificate of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on December 1, 2020)
4.2+	2020 Omnibus Incentive Plan of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Appendix C to our Information Statement on Schedule 14C filed with the SEC on November 2, 2020).
10.1	Stock Purchase Agreement dated August 19, 2020 among Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.), PTSC Sub One Inc., private Mosaic ImmunoEngineering, Inc., certain stockholders of private Mosaic ImmunoEngineering, Inc. set forth therein, and Steven King (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 25, 2020).

10.2	Materials Transfer, Evaluation and Exclusion Option Agreement dated July 1, 2020 between Company and Case Western Reserve University (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on October 15, 2020).
10.3+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Steven King (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on December 29, 2020)
10.4+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Paul Lytle (incorporated by reference to Exhibit 10. 4 to Form 10-Q filed on December 29, 2020)
10.5	Code of Business Conduct and Ethics, as adopted on November 3, 2020 (incorporated by reference to Exhibit 10.5 to Form 10-KT filed on March 2, 2021)
10.6+	Form of Incentive Stock Option Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-KT filed on March 2, 2021)
10.7+	Form of Non-Qualified Stock Option Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-KT filed on March 2, 2021)
10.8+	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-KT filed on March 2, 2021)
10.9+	Form of Restricted Stock Unit Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 10-KT filed on March 2, 2021)
10.10+	Form of Stock Appreciation Rights Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 10-KT filed on March 2, 2021)
10.11+	Form of Indemnification Agreement by and between the Company and the Officers and Board of Directors of the Company (incorporated by reference to Exhibit 10.11 to Form 10-KT filed on March 2, 2021)
10.12+	Consulting agreement signed April 29, 2021 by and between Registrant and Dr. Nicole Steinmetz (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2021)
10.13	Form of Convertible Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 10, 2021)
21.1*	List of subsidiaries of the Company
23.1*	Consent of KMJ Corbin & Company LLP
24*	Power of Attorney (included on signature page of this Annual Report)
31.1*	Certification of Steven King, President and Chief Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1*	Certification of Steven King, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 25, 2022	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Steven King and Paul Lytle, and each of them, as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his/her substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven King	President and Chief Executive Officer, Director	January 25, 2022
Steven King	(Principal Executive Officer)

/s/ Paul Lytle	EVP, Chief Financial Officer, Director	January 25, 2022
Paul Lytle	(Principal Financial and Accounting Officer)

/s/ Nicole Steinmetz, Ph.D.	Acting Chief Scientific Officer, Director	January 25, 2022
Nicole Steinmetz, Ph.D.

/s/ Robert Baffi Ph.D.	Director	January 25, 2022
Robert Baffi, Ph.D.

/s/ Gloria Felcyn	Director	January 25, 2022
Gloria Felcyn

/s/ Robert Garnick, Ph.D.	Director	January 25, 2022
Robert Garnick, Ph.D.

/s/ Carlton Johnson	Director	January 25, 2022
Carlton Johnson

Mosaic ImmunoEngineering, Inc.

Index to Consolidated Financial Statements

For the Year Ended December 31, 2021 and the

Periods June 1, 2020 to December 31, 2020 and March 30, 2020 (date of inception) to May 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Mosaic ImmunoEngineering Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mosaic ImmunoEngineering Inc. (formerly Patriot Scientific Corporation) and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, the seven months ended December 31, 2020 and for the period March 30, 2020 (date of inception) to May 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, the seven months ended December 31, 2020 and for the period March 30, 2020 (date of inception) to May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Anti-Dilution Issuance Rights

Critical Audit Matter Description

As described further in Notes 3, 6 and 8 to the consolidated financial statements, the terms of the Company’s Series B Convertible Voting Preferred Stock contain certain anti-dilution issuance rights. The accounting for the anti-dilution feature was complex, as it required management to perform a valuation of the anti-dilution feature at December 31, 2021 with the assistance of a specialist, which involved estimation of the fair value of the anti-dilution feature, as well as determined the appropriate classification and prepared the disclosure of the anti-dilution feature in the consolidated financial statements.

Auditing management’s valuation of the anti-dilution feature involved a high degree of subjectivity as estimates underlying the determination of fair value were based on various inputs and significant assumptions used in the Monte Carlo simulation model, including timing and probability of future financings, and the number of shares issued under the anti-dilution feature.

How the Critical Audit Matter Was Addressed in the Audit

We tested the Monte Carlo simulation model prepared by management’s specialist at December 31, 2021 and assessed the reasonableness of the inputs and significant assumptions. We involved our valuation specialist to assist in the evaluation of the Company’s determination of the fair value of the anti-dilution feature, which included testing the appropriateness of the methodology and underlying assumptions used. We also performed sensitivity analyses to evaluate the materiality of reasonable changes in management’s assumptions. Additionally, we read and assessed the completeness and accuracy of management’s disclosure of the anti-dilution feature.

Accounting for Convertible Note Agreement

Critical Audit Matter Description

As described further in Notes 2 and 7 to the consolidated financial statements, the terms of the Company’s convertible note agreement (“Convertible Note”) entered into with certain investors contains no maturity or repayment terms and is only convertible upon a future financing.

Auditing management’s accounting for the Convertible Note and its appropriate classification was challenging due to the complex nature of the relevant accounting guidance, as well as the extent of management’s judgments in the application of the guidance. Management determined that it was appropriate to account for the Convertible Note as share-settled debt as the instrument embodies a conditional obligation to issue a variable number of the Company’s equity shares and at inception, the monetary value of the obligation is based solely on a fixed value known at inception.

How the Critical Audit Matter Was Addressed in the Audit

We obtained an understanding of management’s assessment of the accounting treatment of the Convertible Note through inspection of the underlying agreement and evaluation of the Company’s analysis of the significant terms of the Convertible Note, the related accounting guidance and their conclusions. Our audit procedures related to the accounting for the Convertible Note included among others, the following: we evaluated management’s conclusions regarding the accounting and classification of the Convertible Note, assessed the reasonableness of management’s estimated life of the Convertible Note, recalculated the accretion to the redemption value during the year ended December 31, 2021, and assessed the completeness and accuracy of management’s disclosure of the Convertible Note.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2020.

Irvine, California

January 25, 2022

Mosaic ImmunoEngineering, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$226,142	$352,738
Prepaid expenses and other current assets	43,352	51,349
Investment in affiliated company	–	27,637
Refundable income taxes	–	26,078
Total current assets	269,494	457,802
Total assets	$269,494	$457,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$113,513	$86,014
Accrued payable to founders	–	49,997
Derivative liability	104,300	83,500
Accrued compensation	1,391,297	393,431
Accrued expenses and other	724,247	267,401
Total current liabilities	2,333,357	880,343

Convertible notes	735,148	–

Total liabilities	3,068,505	880,343

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares and 630,000 issued and outstanding as of December 31, 2021 and 2020, respectively	–	6
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,241,137 and 805,803 shares issued and outstanding at December 31, 2021 and 2020, respectively	72	8
Additional paid-in capital	1,728,148	420,198
Accumulated deficit	(4,527,232)	(842,754)
Total stockholders’ deficit	(2,799,011)	(422,541)
Total liabilities and stockholders’ deficit	$269,494	$457,802

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31, 2021	Seven Months Ended December 31, 2020(1)	For the Period March 30, 2020(1) (2) (date of inception) to May 31, 2020
Operating expenses:
Research and development	$1,456,119	$342,727	$–
General and administrative	2,045,047	492,905	511
Total operating expenses	3,501,166	835,632	511

Other income (expense):
Interest income	36	91	–
Equity in loss of affiliated company	–	(5,102)	–
Change in valuation of derivative liability	(20,800)	–	–
Non-cash interest expense on convertible notes	(30,121)	–	–
Accretion to redemption value on convertible notes	(130,027)	–	–
Total other expense, net	(180,912)	(5,011)	–

Loss before provision for income taxes	(3,682,078)	(840,643)	(511)

Provision for income taxes	2,400	1,600	–

Net loss	$(3,684,478)	$(842,243)	$(511)

Basic loss per common share	$(0.55)	$(1.12)	$–
Diluted loss per common share	$(0.55)	$(1.12)	$–

Weighted average number of common shares outstanding – basic and diluted	6,712,675	752,407	–

___________________

(1)	Prior year financial information covers the periods from June 1, 2020 to December 31, 2020 and March 30, 2020 (date of inception) to May 31, 2020 as a result of the change in fiscal year from May 31st to December 31st effective December 31, 2020 (see Notes 1 and 2 to the accompanying consolidated financial statements).
(2)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Year Ended December 31, 2021

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2021	630,000	$6	70,000	$1	805,803	$8	$420,198	$(842,754)	$(422,541)

Conversion of Series A Convertible Voting Preferred Stock	(630,000)	(6)	–	–	6,422,290	64	(58)	–	–

Issuance of common stock upon vesting of Restricted Stock Units	–	–	–	–	13,044	–	–	–	–

Share-based compensation	–	–	–	–	–	–	1,308,008	–	1,308,008

Net loss	–	–	–	–	–	–	–	(3,684,478)	(3,684,478)

Balances, December 31, 2021	–	$–	70,000	$1	7,241,137	$72	$1,728,148	$(4,527,232)	$(2,799,011)

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Stockholders’ Deficit (continued)

For the Seven Months Ended December 31, 2020

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Class A Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 1, 2020(1)	–	$–	–	$–	–	$–	–	$–

Issuance of Class A Common Stock to founders	–	–	–	–	–	–	630,000	63

Issuance of Class B Common Stock under License Option Agreement	–	–	–	–	–	–	–	–

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	630,000	6	70,000	1	–	–	(630,000)	(63)

Net assets acquired under Reverse Merger	–	–	–	–	802,786	8	–	–

Issuance of whole shares in lieu of fractional shares from Reverse Stock Split	–	–	–	–	3,017	–	–	–

Share-based compensation	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–	–

Balances, December 31, 2020	630,000	$6	70,000	$1	805,803	$8	–	$–

(continued)

	Class B Common Stock		Common Stock Subscribed	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Amount	Capital	Deficit	Deficit
Balances, June 1, 2020(1)	–	$–	$63	$–	$(511)	$(448)

Issuance of Class A Common Stock to founders	–	–	(63)	–	–	–

Issuance of Class B Common Stock under License Option Agreement	70,000	7	–	–	–	7

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	(70,000)	(7)	–	63	–	–

Net assets acquired under Reverse Merger	–	–	–	374,427	–	374,435

Issuance of whole shares in lieu of fractional shares from Reverse Stock Split	–	–	–	–	–	–

Share-based compensation	–	–	–	45,708		45,708

Net loss	–	–	–	–	(842,243)	(842,243)

Balances, December 31, 2020	–	$–	$–	$420,198	$(842,754)	$(422,541)

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Stockholders’ Deficit (continued)

For the Period from March 30, 2020 (date of inception) to May 31, 2020

	Common Stock		Common Stock Subscribed	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Amount	Capital	Deficit	Deficit
Balances, March 30, 2020 (1)(2)	–	$–	$–	$–	$–	$–

Common stock subscribed and not yet issued to founders	–	–	63	–	–	63

Net loss	–	–	–	–	(511)	(511)

Balances, May 31, 2020	–	$–	$63	$–	$(511)	$(448)

______________

(1)	Prior year financial information covers the periods from June 1, 2020 to December 31, 2020 and March 30, 2020 (date of inception) to May 31, 2020 as a result of the change in fiscal year from May 31st to December 31st effective December 31, 2020 (see Notes 1 and 2 to the accompanying consolidated financial statements).
(2)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2021	For the Seven Months Ended December 31, 2020(1)	For the Period March 30, 2020(1)(2) (date of inception) to May 31, 2020
Operating activities:
Net loss	$(3,684,478)	$(842,243)	$(511)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	1,308,008	45,708	–
Equity in loss of affiliated company	–	5,102	–
Fair value of common stock issued under License Option Agreement	–	7	–
Anti-dilution rights derivative liability expense	–	83,500	–
Change in fair value of derivative liability	20,800	–	–
Non-cash interest on convertible notes	30,121	–	–
Accretion to redemption value on convertible notes	130,027	–	–
Changes in operating assets and liabilities:			–
Prepaid expenses and other current assets	7,997	(40,947)	–
Refundable income taxes	26,078	–	–
Accounts payable	27,499	(34,712)	–
Accrued payable to founders	–	48,986	1,011
Accrued compensation	997,866	393,431	–
Accrued expenses and other	456,846	88,128	–
Net cash (used in) provided by operating activities	(679,236)	(253,040)	500

Investing activities:
Proceeds from dissolution of affiliate	27,637	–	–
Net cash, cash equivalents and restricted cash acquired in Reverse Merger	–	605,215	–
Net cash provided by investing activities	27,637	605,215	–

Financing activities:
Proceeds from the issuance of convertible notes	525,003	–	–
Proceeds from the issuance of Class A common stock	–	63	–
Net cash provided by financing activities	525,003	63	–

Net (decrease) increase in cash and cash equivalents	(126,596)	352,238	500

Cash and cash equivalents, beginning of period	352,738	500	–

Cash and cash equivalents, end of period	$226,142	$352,738	$500

Supplemental disclosure of non-cash investing and financing activities:

Conversion of Series A Convertible Voting Preferred Stock to common stock	$64	$–	$–
Common stock subscribed and not yet issued	$–	$–	$63
Conversion of accrued payable to founder to convertible note	$49,997	$–	$–
Net liabilities assumed in Reverse Merger, net of cash and restricted cash acquired	$–	$(230,780)	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$1,600	$–

______________

(1)	Prior year financial information covers the periods from June 1, 2020 to December 31, 2020 and March 30, 2020 (date of inception) to May 31, 2020 as a result of the change in fiscal year from May 31st to December 31st effective December 31, 2020 (see Notes 1 and 2 to the accompanying consolidated financial statements).
(2)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

1.        Organization and Business

Mosaic ImmunoEngineering, Inc. (the “Company,” “combined company,” “Mosaic,” “we,” “us,” or “our”), formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. We are a development-stage biotechnology company focused on developing and eventually commercializing our proprietary immunomodulator platform technology. Our lead immunomodulator product candidate, MIE-101, is based on a naturally occurring plant virus known as Cowpea mosaic virus (or CPMV) which is believed to be non-infectious in animals including mice, dogs and humans. However, because of its virus protein characteristics and genetic composition, CPMV elicits a strong immune response when delivered directly into tumors as shown in our preclinical studies. Data from numerous mouse cancer models and in companion dogs with naturally occurring tumors show the ability of intratumoral administration of CPMV to result in anti-tumor effects in treated tumors and systemically at other sites of disease through immune activation. MIE-101 is currently in late-stage preclinical development and our goal is to advance MIE-101 into veterinary studies in 2022 and into Phase I clinical trials in 2023, provided we are able to raise sufficient funding.

The Company has two wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company (formerly referred to as Private Mosaic in connection with the Reverse Merger), a corporation organized under Delaware law on March 30, 2020 (date of inception) and Patriot Data Solutions Group, Inc., an inactive subsidiary of PTSC.

Summary of Significant Events

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license technology for a novel platform technology using an immunomodulator platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use (see Note 6). On August 21, 2020, we closed a Reverse Merger transaction (as discussed below) by and between Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic. On November 30, 2020, we filed amended and restated articles of incorporation with the Secretary of State of the State of Delaware (“Amended and Restated Certificate”) to change the name of the Company to Mosaic ImmunoEngineering, Inc. (“Name Change”), to implement a 1-for-500 reverse stock split (“Reverse Stock Split”), and to reduce the number of authorized shares of common stock from 600 million to 100 million. The Reverse Stock Split was effective on December 2, 2020 (see Note 8). All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split. On December 30, 2020, we changed our fiscal year end from May 31 to December 31 effective for the period ended December 31, 2020. On May 7, 2021, we issued unsecured convertible promissory notes in the aggregate principal amount of $575,000 (see Note 7).

In addition, we plan to file an application with The Nasdaq Stock Market requesting that our common stock and potentially warrants (if applicable to any future offering), be listed on the Nasdaq Capital Market in 2022, provided we are able to meet the initial listing requirements. On June 10, 2021 and June 14, 2021, our Board of Directors and majority shareholders, respectively, approved a Discretionary Reverse Stock Split whereby our Board of Directors have broad authority to implement a future reverse stock split through June 25, 2022 at a ratio ranging from 1-for-2 to 1-for-4 or any number in between in order to potentially achieve compliance with the initial listing requirements of the Nasdaq Stock Market. There is no guarantee that we will be able to achieve compliance with the initial listing requirements or if achieved, we will be able to maintain such listing for any period of time by perpetually satisfying Nasdaq Capital Market’s continued listing requirements (see Note 8).

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

Reverse Merger

On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a stock purchase agreement (“Stock Purchase Agreement”), whereby one of the wholly owned subsidiaries of Patriot Scientific Corporation merged with and into Private Mosaic, with Private Mosaic surviving as wholly owned subsidiary of Patriot Scientific Corporation (the “Reverse Merger”). The transaction closed on August 21, 2020 (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement (see Note 2).

On the Closing Date, Patriot Scientific Corporation acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of the Company’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of the Company’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converted into 10.194106 shares of common stock as defined in the Series A Certificate of Designation. Each share of Series B Preferred converts into 11.46837 shares of common stock of the Company, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, owned 90% of the issued and outstanding common stock of the Company as of the Closing Date. The Class A Stock and Class B Stock were eliminated and were no longer authorized as of December 31, 2020.

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

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2021, the Company had cash and cash equivalents of $226,142 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Annual Report on Form 10-K.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

2.        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Mosaic ImmunoEngineering, Inc. (formerly known as Patriot Scientific Corporation) and our subsidiaries. All intercompany accounts and transactions among the consolidated entities have been eliminated in the consolidated financial statements. Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented. Such reclassifications have no effect on net loss as previously reported.

In conjunction with the Reverse Merger, Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Closing Date of the Reverse Merger, the results of operations of the combined company are included in the Company’s consolidated financial statements. The prior year financial information covers the periods from June 1, 2020 to December 31, 2020 and March 30, 2020 (date of inception) to May 31, 2020 as a result of the change in fiscal year from May 31st to December 31st effective December 31, 2020 (see Note 1). In addition, operating results for the year ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

Investment in Affiliated Company

We had a 50% interest in Phoenix Digital Solutions LLC (“PDS”). We accounted for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated company” and also is adjusted by contributions to and distributions from PDS. On September 29, 2020, the managing members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was not deemed enforceable by the managing members. In January 2021, the remaining assets of PDS were distributed to its members (see Note 4).

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

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

Moreover, equity classification was not an appropriate classification for the convertible notes because the underlying terms of the convertible notes do not expose the investors to risks and rewards similar to those of an owner and, therefore, do not create a shareholder relationship. Pursuant to ASC 835-30, the convertible notes were initially recorded at their amortized cost and were accreted to their redemption value over the estimated conversion period using the effective interest method (see Note 7).

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

Share-Based Compensation

We account for restricted stock units (“RSUs”) and other share-based awards granted under our equity compensation plan in accordance with the authoritative guidance for share-based compensation. The fair value of RSUs is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. At December 31, 2021, there were no outstanding share-based awards with market or performance conditions.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

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

The following table presents common share equivalents excluded from the calculation of diluted net income (loss) per share for the year ended December 31, 2021 and for the seven months ended December 31, 2020, as the effect of their inclusion would have been anti-dilutive during periods of net loss:

	Year Ended December 31, 2021	Seven Months Ended December 31, 2020
Convertible Notes	161,330	–
Series A and Series B Preferred	1,313,050	4,456,589
Unvested RSUs	446,670	23,574
Total	1,921,050	4,480,163

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

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

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, however, early adoption is permitted. The Company adopted ASU 2019-12 effective January 1, 2021. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

3.        Fair Value of Financial Instruments

The Company’s financial instruments consist of money market funds as well as an anti-dilution issuance rights liability pursuant to the License Option Agreement with CWRU (see Note 6). The anti-dilution issuance rights meet the definition of a derivative under FASB’s ASC Topic 815, “Derivatives and Hedging”, and the liability is carried at fair value.

Under this authoritative guidance, we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third-party professionals. The three levels of inputs that we may use to measure fair value are:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy:

		Fair Value Measurements at December 31, 2021 Using
	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$226,142	$226,142	$–	$–
Total assets	$226,142	$226,142	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$104,300	$–	$–	$104,300
Total liabilities	$104,300	$–	$–	$104,300

		Fair Value Measurements at December 31, 2020 Using
	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$352,738	$352,738	$–	$–
Total assets	$352,738	$352,738	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$83,500	$–	$–	$83,500
Total liabilities	$83,500	$–	$–	$83,500

Anti-Dilution Issuance Rights Derivative Liability

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At December 31, 2021, December 31, 2020, and August 21, 2020 (at inception), the estimated fair value of the anti-dilution issuance rights was $104,300, $83,500, and $83,500, respectively. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at December 31, 2021, December 31, 2020, and at August 21, 2020 (at inception), were as follows:

	December 31, 2021	December 31, 2020	At inception
Fair value of common stock (per share)	$1.02	$3.25	$3.30
Estimated additional shares of common stock	134,229	31,353	57,462
Expected volatility	105%	90%	135%
Expected term (years)	0.25	0.25	0.45
Risk-free interest rate	0.06%	0.09%	0.11%

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

4.        Investment in Affiliated Companies

Phoenix Digital Solutions, LLC (“PDS”)

PDS was previously formed by PTSC to pursue licensing of its intellectual property. We owned 50% of the membership interests of PDS, representing $27,637 as of December 31, 2020. On September 29, 2020, the members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was deemed no longer enforceable. In January 2021, the remaining cash on hand of $55,274 was equally distributed to its two members according to the dissolution plan.

Based on our analysis of current authoritative accounting guidance with respect to our prior investment in PDS, we continued to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the seven months ended December 31, 2020 of $5,102 as a decrease in our investment. We have recorded our share of PDS’s net loss as “Equity in loss of affiliated company” in the accompanying consolidated statements of operations.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2021 and 2020, our investment in Holocom was valued at $0 based on various indicators of impairment, including Holocom’s inability to meet its business plan and raise sufficient capital, in addition to the general economic environment.

5.        Accrued Expenses and Other Current Liabilities; Accrued Payable to Founders

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Accrued consulting	$474,275	$40,000
Crossflo acquisition liability	177,244	177,244
Other accrued expenses	72,728	50,157
Total accrued expenses and other current liabilities	$724,247	$267,401

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

In September 2008, PTSC acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with an acquisition of Crossflo by PTSC, we have accrued $177,244 that could be payable to Crossflo investors.

Accrued Payable to Founders

At December 31, 2020, accrued payable to founders of $49,997 represented the overpayment of common stock subscribed. Amounts payable to founders did not earn interest and were not convertible into any other security. During May 2021, the amount payable to founder was invested in the Company’s convertible notes (see Note 7).

6.        License Agreements

License Option Agreement with CWRU

On July 1, 2020, we signed a License Option Agreement with CWRU, granting the Company the exclusive right to license certain technology covering an immunomodulator platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use, including MIE-101, our lead clinical candidate. Under the License Option Agreement, CWRU granted the Company the exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use. In addition, the parties agreed to the royalty rates payable on net sales of licensed products to fall within the range of 4% to 8% and the parties agree to negotiate in good faith on the final licensing terms. We are currently in negotiations on the final license agreement with CWRU and since July 2020, we have incurred in excess of $4 million towards advancing the Company and the underlying technology and we currently believe we have met the aforementioned development milestones.

Under the License Option Agreement, Private Mosaic issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance, representing 10% of the fully diluted shares of common stock outstanding of Private Mosaic. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold (see Note 2). As of December 31, 2021, the remaining Capital Threshold was approximately $626,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under ASC Topic 815 (see Note 3).

In addition, we are responsible for the reimbursement of all patent fees incurred by CWRU under the License Option Agreement from the effective date of the License Option Agreement. During the year ended December 31, 2021 and seven months ended December 31, 2020, we incurred $48,871 and $16,852, respectively, in patent legal fees associated with the License Option Agreement which are included in general and administrative expenses in the accompanying consolidated financial statements. In addition, if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the effective date of the License Option Agreement, which amount has been estimated to be approximately $267,000. This amount will be expensed when the Company enters into a license agreement with CWRU.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

License Agreements with University of California San Diego (“UC San Diego”)

During July 2021, we licensed the exclusive rights to develop and commercialize several novel vaccine candidates, including SARS-CoV-2 and other infectious disease applications from UC San Diego. Under the licensing agreement, we are obligated to pay (i) a nominal upfront license access fee, (ii) all patent costs incurred prior to the effective date of the license agreement, (iii) annual license maintenance fees, (iv) aggregate future milestone payments based on potential clinical development and regulatory milestones of up to $165,000 through Phase III development plus additional milestones upon regulatory approval in the U.S. and other countries, (v) potential sales milestones upon achieving certain sales levels, and (vi) a low single digit royalty on net sales and/or a percentage of sublicense income. For the year ended December 31, 2021, we expensed $19,400 in aggregate associated with the upfront fee and intellectual property costs, of which $500 was included in research and development expense and $18,900 was included in general and administrative expense in the accompanying consolidated statement of operations.

During September 2021, we licensed the exclusive rights from UC San Diego to develop and commercialize technology that involves the loading of immuno-stimulatory molecules into plant virus protein nanoparticles, including the ability to load these molecules into MIE-101, our lead product candidate. These plant virus protein nanoparticles can be loaded with other TLR agonists to further tailor specific immune response parameters. Under the licensing agreement, we are obligated to pay (i) a nominal upfront license access fee, (ii) all patent costs incurred prior to the effective date of the license agreement, (iii) annual license maintenance fees, (iv) aggregate future milestone payments based on potential clinical development and regulatory milestones of up to $1,250,000 through Phase III development plus additional milestones upon regulatory approval in the U.S. and other countries, and (v) a low single digit royalty on net sales and/or a percentage of sublicense income. For the year ended December 31, 2021, we expensed $7,360 in aggregate associated with the upfront fee and intellectual property costs, of which $5,000 was included in research and development expense and $2,360 was included in general and administrative expense in the accompanying consolidated statement of operations.

7.        Convertible Notes

On May 7, 2021 (“Effective Date”), we entered into a convertible note purchase agreement (“Note Agreement”) with five (5) accredited investors, including three members of our Board of Directors that participated on the same terms as other accredited investors (collectively, the “Investors”). Pursuant to the Note Agreement, the Company received $525,003 in gross proceeds in addition to $49,997 in accrued payable to founder that was invested in convertible notes and the Company issued unsecured convertible promissory notes (“Convertible Notes”) in the aggregate principal amount of $575,000.

The Convertible Notes have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the Investors, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. During the year ended December 31, 2021, the Company recorded non-cash interest expense on Convertible Notes in the amount of $30,121.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

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

In addition, pursuant to ASC 835-30 (see Note 2), the Convertible Notes were initially recorded at their amortized cost of $575,000 and are being accreted to their redemption value of $718,750 over the estimated conversion period ending March 31, 2022 using the effective interest method. During the year ended December 31, 2021, the Company recorded $130,027 in accretion to redemption value on Convertible Notes.

8.        Stockholders’ Equity and Share-Based Compensation

Stockholders’ Equity

On October 21, 2020 and October 22, 2020, our Board of Directors and majority shareholders, respectively, approved the Reverse Stock Split of one (1) share of our common stock for every 500 shares of our common stock (“1-for-500”). The Reverse Stock Split was effective on December 2, 2020, whereby every 500 shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. As a result, we issued 3,017 new shares of common stock in lieu of fractional shares under the Reverse Stock Split. In connection with the Reverse Stock Split, there was no change in the par value per share. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

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

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, any net working capital acquired under a reverse merger or acquisition shall be applied against the Capital Threshold. The net working capital of PTSC on the Closing Date was approximately $374,000 (see Note 2). As such, the remaining Capital Threshold was approximately $626,000 as of December 31, 2021. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3).

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On the first anniversary date from the adoption date of the 2020 Plan (or October 21, 2021), the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of December 31, 2021, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 505,192 were subject to outstanding RSUs and 1,143,730 shares were available for future grants of share-based awards.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the year ended December 31, 2021 and the seven months ended December 31, 2020 was comprised of the following:

	Year Ended December 31, 2021	Seven Months Ended December 31, 2020
Research and development	$498,913	$6,756
General and administrative	809,095	38,952
Total	$1,308,008	$45,708

There was no share-based compensation expense for the period March 30, 2020 (date of inception) to May 31, 2020.

The following summarizes our transaction activity related to RSUs for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	336,328	$3.30
Granted	181,908	2.86
Vested	(13,044)	3.30
Forfeited	–	–
Nonvested at December 31, 2021	505,192	$3.15

As of December 31, 2021, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $277,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.26 years. As of December 31, 2021, 13,044 RSUs have vested under the 2020 Plan.

Discretionary Authority to Implement a Reverse Stock Split at a Ratio of 1:2 to 1:4 (“Discretionary Reverse Stock Split”)

We plan to file an application with The Nasdaq Stock Market requesting that our common stock and potentially warrants (if applicable), be listed on the Nasdaq Capital Market in 2022. On June 10, 2021 and June 14, 2021, our Board of Directors and majority shareholders, respectively, approved a Discretionary Reverse Stock Split whereby our Board of Directors have broad authority to implement a future reverse stock split through June 25, 2022 at a ratio ranging from 1-for-2 to 1-for-4 in order to meet the Nasdaq Stock Market initial listing requirements. The Board maintains the right to elect not to proceed with the Discretionary Reverse Stock Split if it determines, in its sole discretion, that the Company will be able to satisfy the initial listing requirements of the Nasdaq Stock Market without implementing the Discretionary Reverse Stock Split or if it is otherwise no longer in the best interests of the Company. However, the effect of a Discretionary Reverse Stock Split on the market price of the common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of the common stock after the Discretionary Reverse Stock Split will not rise in proportion to the reduction in the number of shares of the common stock outstanding resulting from the Discretionary Reverse Stock Split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the prescribed initial listing minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including the Company’s future performance.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

The data contained in this Annual Report on Form 10-K, including but not limited to share numbers and conversion prices, does not reflect the impact of the Discretionary Reverse Stock Split that may be effectuated.

9.        Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2021 and for the seven months ended December 31, 2020 is as follows:

	Year Ended December 31, 2021	Seven Months Ended December 31, 2020
Current:
Federal	$–	$–
State	2,400	1,600
Total current	2,400	1,600

Deferred:
Federal	–	–
State	–	–
Total deferred	–	–

Total provision	$2,400	$1,600

The reconciliation of the effective income tax rate to the Federal statutory rate for the year ended December 31, 2021 and for the seven months ended December 31, 2020 is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.00%	21.00%
State income tax rate, net of Federal effect	(0.05)%	(0.15)%
Fair market value of derivative liability	(0.12)%	(2.08)%
Other	(0.89)%	(0.58)%
Change in valuation allowance	(20.00)%	(18.38)%
Effective income tax rate	(0.06)%	(0.19)%

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets (liabilities):
State taxes	$504	$336
Accrued expenses	554,125	115,424
Investment in affiliated company	(22,620)	(22,620)
Basis difference in property and equipment	7	7
Share-based compensation expense	384,903	13,639
Impairment of note receivable	231,180	231,180
382 limited net operating loss carryforwards	597,262	596,600
Net operating loss carryforwards	372,512	96,973
Valuation allowance	(2,117,873)	(1,031,539)
Net deferred tax asset	$–	$–

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $3,896,000 and $1,714,000 at December 31, 2021, respectively, of which approximately $2,647,000 and $468,000, respectively, are subject to a limitation under IRS Section 382. Approximately $3,522,000 of the federal net operating losses can be carried forward indefinitely with $2,273,000 subject to a limitation under IRS Section 382. The remaining $374,000 of federal net operating losses will expire from 2025 through 2036. The state net operating losses will expire from 2028 through 2041.

We have refundable alternative minimum tax credits of $26,078 at December 31, 2020, which amount was received during the year ended December 31, 2021.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of December 31, 2021, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2007 through December 31, 2021, and we are subject to state and local income tax examinations for the tax years May 31, 2007 through December 31, 2020 due to the carryover of net operating losses related to PDSG from previous years.

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the year ended December 31, 2021 and the seven months ended December 31, 2020.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

10.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of December 31, 2021, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Operating Lease

We have no lease obligations as of December 31, 2021. During November 2020, we terminated our month-to-month operating lease and employees are working from home offices at no cost to the Company. Rent expense for the seven months ended December 31, 2020 was $2,575. There was no rent expense for the year ended December 31, 2021 or the period from March 30, 2020 (date of inception) to May 31, 2020.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements (continued)

11.        Related Parties

During the seven months ended December 31, 2020, the Company’s Board of Directors approved to enter into consulting agreements with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Dr. Steinmetz’s spouse, and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. During April 2021, we entered into consulting agreements with the Related Parties retroactive to September 1, 2020. During the year ended December 31, 2021 and the seven months ended December 31, 2020, we expensed in aggregate $120,000 and $40,000, respectively, in related party consulting fees included in research and development expenses in the accompanying consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, her spouse, and Dr. Fiering are to be initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the year ended December 31, 2021 and period March 30, 2020 (date of inception) to December 31, 2020 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of December 31, 2021 and 2020, we have accrued $137,500 and $40,000, respectively, in accrued consulting fees provided by the Related Parties, which amounts are included in accrued expenses and other in the accompanying consolidated financial statements.

In addition, on May 7, 2021, we entered into convertible note purchase agreements with five (5) accredited investors, including three members of our Board of Directors that participated on the same terms as other accredited investors, in the aggregate principal amount of $575,000. Of such amount, the three members of our Board of Directors invested $225,000 in aggregate (see Note 7).

12.        Subsequent Events

We have evaluated subsequent events after the consolidated balance sheet date and through the filing date of this Annual Report on Form 10-K, and based on our evaluation, management has determined that no other subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed herein and in the accompanying notes.

