Form 10-Q
period 2022-03-31
Mosaic ImmunoEngineering Inc.
filed 2022-05-10
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On May 10, 2022, 7,241,137 shares of common stock, par value $0.00001 per share, were outstanding.

i

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report on Form 10-Q refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” and “Private Mosaic” refer to Patriot Scientific Corporation and privately held Mosaic ImmunoEngineering, Inc., respectively, prior to the completion of a reverse merger in August 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including all documents incorporated by reference herein, includes certain statements constituting “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, including statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, and we rely on the “safe harbor” provisions in those laws. We are including this statement for the express purpose of availing ourselves of the protections of such safe harbors with respect to all such forward-looking statements. In this Report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “may,” “could,” “should,” “would,” “will,” “shall,” “propose,” “continue,” “predict,” “plan” or the negative versions of these terms and other similar expressions are generally intended to identify certain of these forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the SEC) on January 26, 2022. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these types of forward-looking statements, which speak only as of the date that they were made. These forward-looking statements are based on the beliefs and assumptions of the Company’s management based on information currently available to management and should be considered in connection with any written or oral forward-looking statements that the Company may issue in the future as well as other cautionary statements the Company has made and may make. Except as required by law, the Company does not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Report to reflect later events or circumstances or the occurrence of unanticipated events.

The discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in this Report.

RISK FACTOR SUMMARY

The following is a summary of the principal risks that could adversely affect our business, financial condition, operating results, cash flows or stock price. Discussion of the risks listed below, and other risks that we face, are discussed in the section titled “Risk Factors” in Part II, Item 1A of this Report.

Risks Related to Our Operations

•	The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.
•	We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	We are early in our development efforts and our product candidates are in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of our product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
•	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or third parties’ cyber security.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
•	Because the reverse merger in August 2020 resulted in an ownership change under Section 382 of the Internal Revenue Code for PTSC, PTSC’s pre-merger net operating loss carryforwards and certain other tax attributes may be subject to limitations.

Risks Related to the Commercialization of Our Product Candidates

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of our product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Our Intellectual Property

•	If we or Case Western Reserve University (“CWRU”) are unable to obtain and maintain intellectual property protection for technology and products under the License Agreement or if the scope of the intellectual property protection obtained by CWRU is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations in the License Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose the option to license those rights or other rights that are important to our business.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	Our common stock is quoted on the OTCQB tier of the OTC Markets, which could adversely affect the market price and liquidity of our common stock.
•	If we fail to meet the eligibility requirements of OTCQB, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.
•	Our Board has discretionary authority to implement a Discretionary Reverse Stock Split at a ratio ranging from 1-for-2 to 1-for-4 at any time on or before June 25, 2022.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$378,055	$226,142
Prepaid expenses and other current assets	25,535	43,352
Total current assets	403,590	269,494
Total assets	$403,590	$269,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$133,393	$113,513
Derivative liability	103,800	104,300
Accrued compensation	1,647,153	1,391,297
Accrued expenses and other	830,999	724,247
Total current liabilities	2,715,345	2,333,357

Convertible notes	1,111,735	735,148

Total liabilities	3,827,080	3,068,505

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,241,137 shares issued and outstanding	72	72
Additional paid-in capital	1,867,153	1,728,148
Accumulated deficit	(5,290,716)	(4,527,232)
Total stockholders’ deficit	(3,423,490)	(2,799,011)

Total liabilities and stockholders’ deficit	$403,590	$269,494

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating expenses:
Research and development	$327,659	$246,148
General and administrative	401,377	558,300
Total operating expenses	729,036	804,448

Other income (expense):
Interest income	7	5
Change in valuation of derivative liability	500	–
Non-cash interest expense on convertible notes	(14,488)	–
Accretion to redemption value on convertible notes	(20,467)	–
Total other income (expense), net	(34,448)	5

Loss before provision for income taxes	(763,484)	(804,443)

Provision for income taxes	–	2,400

Net loss	$(763,484)	$(806,843)

Basic and diluted loss per common share	$(0.11)	$(0.15)

Weighted average number of common shares outstanding – basic and diluted	7,235,447	5,224,357

See accompanying notes to unaudited condensed consolidated financial statements

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

For the Three Months Ended March 31, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2022	–	$–	70,000	$1	7,241,137	$72	$1,728,148	$(4,527,232)	$(2,799,011)

Share-based compensation	–	–	–	–	–	–	139,005	–	139,005

Net loss	–	–	–	–	–	–	–	(763,484)	(763,484)

Balances, March 31, 2022	–	$–	70,000	$1	7,241,137	$72	$1,867,153	$(5,290,716)	$(3,423,490)

For the Three Months Ended March 31, 2021

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2021	630,000	$6	70,000	$1	805,803	$8	$420,198	$(842,754)	$(422,541)

Conversion of Series A Convertible Voting Preferred Stock	(630,000)	(6)	–	–	6,422,290	64	(58)	–	–

Share-based compensation	–	–	–	–	–	–	274,243	–	274,243

Net loss	–	–	–	–	–	–	–	(806,843)	(806,843)

Balances, March 31, 2021	–	$–	70,000	$1	7,228,093	$72	$694,383	$(1,649,597)	$(955,141)

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating activities:
Net loss	$(763,484)	$(806,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	139,005	274,243
Change in fair value of derivative liability	(500)	–
Non-cash interest on convertible notes	14,488	–
Accretion to redemption value on convertible notes	20,467	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,817	19,897
Accounts payable	19,880	4,430
Accrued compensation	255,856	221,530
Accrued expenses and other	106,752	116,368
Net cash used in operating activities	(189,719)	(170,375)

Investing activities:
Proceeds from dissolution of affiliate	–	27,637
Net cash provided by investing activities	–	27,637

Financing activities:
Proceeds from the issuance of convertible notes	341,632	–
Net cash provided by financing activities	341,632	–

Net change in cash and cash equivalents	151,913	(142,738)

Cash and cash equivalents, beginning of period	226,142	352,738

Cash and cash equivalents, end of period	$378,055	$210,000

Supplemental disclosure of non-cash financing activities:
Conversion of Series A Convertible Voting Preferred Stock to common stock:	$–	$64

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2022

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this quarterly report on Form 10-Q refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” and “Private Mosaic” refer to Patriot Scientific Corporation and privately held Mosaic ImmunoEngineering Inc., respectively, prior to the completion of the reverse merger in August 2020.

1.        Organization and Business

Organization

Mosaic ImmunoEngineering, Inc. (the “Company,” “combined company,” “Mosaic,” “we,” “us,” or “our”), formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. We are a development-stage biotechnology company focused on developing and eventually commercializing our proprietary immunomodulator platform technology. Our lead immunomodulator product candidate, MIE-101, is based on a naturally occurring plant virus known as Cowpea mosaic virus (or CPMV) which is believed to be non-infectious in humans and animals. However, because of its virus protein characteristics and genetic composition, CPMV elicits a strong immune response when delivered directly into tumors as shown in our preclinical studies. Data from numerous mouse cancer models and in companion dogs with naturally occurring tumors show the ability of intratumoral administration of CPMV to result in anti-tumor effects in treated tumors and systemically at other sites of disease through immune activation. MIE-101 is currently in late-stage preclinical development and our goal is to advance MIE-101 into veterinary studies in 2022 and into Phase I clinical trials in 2023, provided we are able to raise sufficient funding.

The Company has two wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company (formerly referred to as Private Mosaic in connection with the reverse merger), a corporation organized under Delaware law on March 30, 2020 (date of inception) and Patriot Data Solutions Group, Inc., an inactive subsidiary of PTSC.

Liquidity and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2022, the Company had cash and cash equivalents of $378,055 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this quarterly report on Form 10-Q.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2022 (continued)

2.        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented. Such reclassifications have no effect on net loss as previously reported. All intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other period.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.

3.        Fair Value of Financial Instruments

The Company’s financial instruments consist of money market funds as well as an anti-dilution issuance rights liability pursuant to the License Option Agreement with CWRU (see Note 6). The anti-dilution issuance rights meet the definition of a derivative under FASB’s Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”, and the liability is carried at fair value.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2022 (continued)

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at March 31, 2022 and December 31, 2021:

		Fair Value Measurements at March 31, 2022 Using
	Fair Value at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$378,055	$378,055	$–	$–
Total assets	$378,055	$378,055	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$103,800	$–	$–	$103,800
Total liabilities	$103,800	$–	$–	$103,800

		Fair Value Measurements at December 31, 2021 Using
	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$226,142	$226,142	$–	$–
Total assets	$226,142	$226,142	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$104,300	$–	$–	$104,300
Total liabilities	$104,300	$–	$–	$104,300

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2022 (continued)

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

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At March 31, 2022 and December 31, 2021, the estimated fair value of the anti-dilution issuance rights was $103,800 and $104,300, respectively. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Fair value of common stock (per share)	$0.77	$1.02
Estimated additional shares of common stock	234,243	134,229
Expected volatility	105%	105%
Expected term (years)	0.50	0.25
Risk-free interest rate	1.06%	0.06%

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

4.        Investment in Affiliated Companies

Phoenix Digital Solutions, LLC (“PDS”)

PDS was formed by PTSC to pursue licensing of its intellectual property and we own 50% of the membership interests of PDS. On September 29, 2020, the members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was deemed no longer enforceable. In January 2021, the remaining cash on hand of $55,274 was equally distributed to its two members according to the dissolution plan, of which we received proceeds of $27,637 in January 2021. There were no expenses incurred during the three months ended March 31, 2022 or 2021.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2022 (continued)

5.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued consulting	$570,243	$474,275
Crossflo acquisition liability	177,244	177,244
Other accrued expenses	83,512	72,728
Total accrued expenses and other current liabilities	$830,999	$724,247

In September 2008, PTSC acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with an acquisition of Crossflo by PTSC, we have accrued $177,244 that could be payable to Crossflo investors.

6.        License Option Agreement

On July 1, 2020, we signed a License Option Agreement with CWRU, granting the Company the exclusive right to license certain technology covering an immunomodulator platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use, including MIE-101, our lead clinical candidate. Under the License Option Agreement, CWRU granted the Company the exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones. On May 4, 2022, we exercised our rights under the License Option Agreement and entered into a license agreement with CWRU (“License Agreement”) (see Note 11).

Under the License Option Agreement, Private Mosaic issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance, representing 10% of the fully diluted shares of common stock outstanding of Private Mosaic. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the reverse merger in August 2020 of approximately $374,000 was applied against the Capital Threshold. As of March 31, 2022, the remaining Capital Threshold was approximately $626,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under ASC Topic 815 (see Note 3).

In addition, we are responsible for the reimbursement of all patent fees incurred by CWRU under the License Option Agreement from the effective date of the License Option Agreement. During the three months ended March 31, 2022 and 2021, we incurred $18,021 and $11,379, respectively, in patent legal fees associated with the License Option Agreement which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. Pursuant to the License Option Agreement and the License Agreement (see Note 11), we are responsible for the reimbursement of all past patent costs incurred by CWRU though the effective date of the License Option Agreement in the amount of approximately $278,000, which amount will be expensed as general and administrative expenses during the three months ending June 30, 2022.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2022 (continued)

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

For the three months ended March 31, 2022, we expensed $12,538 in intellectual property costs associated with the aforementioned license agreements with UC San Diego, which amount is included in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations.

7.        Convertible Notes

On May 7, 2021, we entered into a convertible note purchase agreement (“May Note Agreement”) with five (5) accredited investors, including three (3) members of our Board of Directors (“Board”) that participated on the same terms as other accredited investors. Pursuant to the Note Agreement, we received $525,003 in proceeds in addition to $49,997 in accrued payable to founder that was invested in convertible notes and the Company issued unsecured convertible promissory notes (“May Convertible Notes”) in the aggregate principal amount of $575,000.

On February 18, 2022, we entered into additional convertible note purchase agreements (“February Note Agreement”) with sixteen (16) accredited investors, including five (5) members of our Board that participated on the same terms as other accredited investors. Pursuant to the February Note Agreement, we received $341,632 in proceeds and issued unsecured convertible promissory notes (“February Convertible Notes”) in the aggregate principal amount of $341,632. The February Convertible Notes were issued as part of a convertible note offering authorized by the Company’s Board (the “Convertible Notes Offering”) for raising up to $5 million from the issuance of convertible notes through June 30, 2022.

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. During the three months ended March 31, 2022, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $14,488.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2022 (continued)

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of March 31, 2022, the principal amount of Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

Pursuant to the Convertible Notes, a Qualified Financing represents a single transaction or series or transactions whereby the Company receives aggregate gross proceeds of at least $5 million from the sale of equity securities following the issuance date (excluding proceeds from the issuance of any future convertible notes). A Smaller Financing represents any sale of equity securities whereby the aggregate gross proceeds are less than $5 million (excluding proceeds from the issuance of any future convertible notes).

In addition, in the event of a corporate transaction covering the sale of all or substantially all of the Company’s assets, or merger or consolidation with or into another entity, or change in ownership of at least 50% in voting securities of the Company, the holder of the Convertible Note may elect that either: (a) the Company pay the holder of such Convertible Note an amount equal to the sum of (i) all accrued and unpaid interest due on such Convertible Note and (ii) one and one-half (1.5) times the outstanding principal balance of such Convertible Note; or (b) such Convertible Note will convert into that number of conversion shares equal to the quotient obtained by dividing (i) the outstanding principal balance and unpaid accrued interest of such Convertible Note on the date of conversion by (ii) the May or February Conversion Price, as applicable.

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and are being accreted to their redemption value of $1,145,790 over the estimated conversion period ending September 30, 2022 using the effective interest method. During the three months ended March 31, 2022, the Company recorded $20,467 in accretion to redemption value on the Convertible Notes.

8.        Stockholders’ Equity and Share-Based Compensation

Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”).

Series A Preferred

On August 21, 2020, the Company issued 630,000 shares of Series A Preferred (classified as permanent equity), in exchange for 630,000 shares of Class A Common Stock of Private Mosaic in connection with a reverse merger in August 2020. On January 29, 2021, 630,000 shares of Series A Preferred automatically converted into an aggregate 6,422,290 shares of common stock upon the effectiveness of a registration statement registering the resale of the underlying shares. The registration statement on Form S-3 was declared effective by the SEC on January 29, 2021.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2022 (continued)

Series B Preferred

On August 21, 2020, the Company issued 70,000 shares of Series B Preferred (classified as permanent equity), in exchange for 70,000 shares of Class B Common Stock of Private Mosaic in connection with a reverse merger in August 2020. Each share of Series B Preferred has a par value of $0.00001 per share, no dividend rate, a stated value of $6.50 per share, and each share of Series B Preferred initially converts into 11.46837 shares of common stock of the Company (“Series B Conversion Number”). In addition, the Series B Preferred possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series B Certificate of Designation. Furthermore, the Series B Preferred does not have any mandatory conversion rights and only converts upon written notice from the holder.

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, any net working capital acquired under a reverse merger or acquisition shall be applied against the Capital Threshold. The net working capital of PTSC on the closing date of the reverse merger in August 2020 was approximately $374,000 and the remaining Capital Threshold was approximately $626,000 as of March 31, 2022. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3).

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On the first anniversary date from the adoption date of the 2020 Plan (or October 21, 2021), the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of March 31, 2022, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 541,957 were subject to outstanding RSUs and 1,106,965 shares were available for future grants of share-based awards.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2022 (continued)

The cost of all share-based awards will be recognized in the unaudited condensed consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the three months ended March 31, 2022 and 2021 was comprised of the following:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Research and development	$71,650	$40,536
General and administrative	67,355	233,707
Total	$139,005	$274,243

The following summarizes our transaction activity related to RSUs for the three months ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	505,192	$3.15
Granted	36,765	1.19
Vested	–	–
Forfeited	–	–
Outstanding at March 31, 2022	541,957	$3.09

As of March 31, 2022, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $182,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.55 years. As of March 31, 2022, a total of 13,044 RSUs have vested under the 2020 Plan.

9.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of March 31, 2022, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2022 (continued)

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

Patent Expenses

Pursuant to the License Option Agreement and the License Agreement (see Note 11), we are responsible for the reimbursement of all past patent costs incurred by CWRU though the effective date of the License Option Agreement in the amount of approximately $278,000, which amount will be expensed as general and administrative expenses during the three months ending June 30, 2022.

10.        Related Parties

During the period ended December 31, 2020, the Company’s Board of Directors approved to enter into consulting agreements with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Dr. Steinmetz’s spouse, and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. During April 2021, we entered into consulting agreements with the Related Parties retroactive to September 1, 2020. During the three months ended March 31, 2022 and 2021, we expensed in aggregate $30,000 and $30,000, respectively, in related party consulting fees included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, her spouse, and Dr. Fiering are to be initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the three months ended March 31, 2022 and 2021 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of March 31, 2022 and December 31, 2021, we have accrued $144,500 and $137,500, respectively, in accrued consulting fees provided by the Related Parties, which amounts are included in accrued expenses and other in the accompanying unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2022 (continued)

In addition, on February 18, 2022, we entered into convertible note purchase agreements with sixteen (16) accredited investors, including five (5) members of our Board that participated on the same terms as other accredited investors, in the aggregate principal amount of $341,632. Of such amount, the five (5) members of our Board invested $155,000 in aggregate (see Note 7).

11.        Subsequent Events

On May 4, 2022, we entered into the License Agreement with CWRU pursuant to our rights granted under the License Option Agreement. Pursuant to the terms of the License Agreement, we agreed to pay CWRU for each licensed product used in human applications (i) development milestones of up to $1.8 million in aggregate dependent upon the progress of clinical trials, regulatory approvals, and initiation of product launch, (ii) tiered royalty on net sales beginning in the mid-single digits, (iii) annual minimum royalty of $10,000 beginning on the second anniversary date of the Agreement with the minimum amount rising based on net sales of the licensed product, and (iv) a declining percentage of all non-royalty sublicensing income based on the escalating stage of development upon a sublicensing event, if applicable. In addition, we agreed to pay CWRU for each licensed product used in veterinarian applications (i) a tiered royalty on net sales beginning in the low single digits and (ii) a declining percentage of all non-royalty sublicensing income based on the escalating stage of development upon a sublicensing event, if applicable. In addition, the Company agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Option Agreement in the amount of approximately $278,000, payable in four (4) equal quarterly installments beginning upon the sooner of (i) August 31, 2022 or (ii) upon the Company closing a financing in the amount of $5 million or more. The License Agreement will remain in effect until the later of (i) twenty (20) years from the date of the License Agreement, (ii) on the expiration date of the last-to-expire patent under the License Agreement or (iii) at the expiry of all Market Exclusivity Periods for a licensed product.

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

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Mosaic ImmunoEngineering, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” and “Private Mosaic” refer to Patriot Scientific Corporation and privately held Mosaic ImmunoEngineering Inc., respectively, prior to the completion of the reverse merger in August 2020.

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

Any forward-looking statements in this Quarterly Report reflect our views and assumptions only as of the date that this Quarterly Report. Future events or our future financial performance involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

About Mosaic

We are a development-stage biotechnology company focused on advancing and eventually commercializing our proprietary immunomodulator platform technology. Our lead immunomodulator product candidate, MIE-101, is based on a naturally occurring plant virus known as Cowpea mosaic virus (or CPMV) which is believed to be non-infectious in humans and animals. However, because of its virus structure and genetic composition, CPMV elicits a strong immune response when delivered directly into tumors as shown in our preclinical studies. Data from numerous mouse cancer models and in companion dogs with naturally occurring tumors show the ability of intratumoral administration of CPMV to result in anti-tumor effects in treated tumors and systemically at other sites of disease through immune activation.

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

Summary of Significant Events

During the three months ended March 31, 2022, we filed an application with The Nasdaq Stock Market requesting that our common stock be listed on the Nasdaq Capital Market, provided we meet all initial listing standards, including but not limited to, having a share price of at least $4.00 per share and a public float with a market value of at least $15 million. To potentially meet these requirements, we have filed a registration statement on Form S-1 with the SEC on February 4, 2022 to potentially raise up to $15 million, and on June 10, 2021 and June 14, 2021, our Board of Directors and majority shareholders, respectively, approved a discretionary reverse stock split whereby our Board of Directors have broad authority to implement a future reverse stock split through June 25, 2022 at a ratio ranging from 1-for-2 to 1-for-4 or any number in between in order to potentially achieve compliance with the initial listing requirements of the Nasdaq Stock Market. There can be no assurances that we will be listed on the Nasdaq Stock Market or achieve all initial listing standards of the Nasdaq Stock Market.

On May 4, 2022, we entered into the License Agreement with CWRU pursuant to our rights granted under the License Option Agreement (see Note 11 to the accompanying unaudited condensed consolidated financial statements).

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the three months ended March 31, 2022, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operation

Three Months Ended March 31, 2022 and 2021:

Research and Development Expenses

Research and development expenses of approximately $328,000 for the three months ended March 31, 2022 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $72,000 in share-based compensation. We believe our research and development expenses will increase significantly over time as we raise sufficient capital to advance our programs.

Research and development expenses of approximately $246,000 for the three months ended March 31, 2021 are related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $41,000 in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses of approximately $401,000 for the three months ended March 31, 2022 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $294,000, including approximately $67,000 in share-based compensation expense, fees for outside legal counsel of approximately $19,000, fees related to intellectual property rights of approximately $31,000, audit, tax, accounting and filing fees of approximately $36,000, director and officer insurance of approximately $11,000, investor and public relation fees of approximately $5,000, and other fees and expenses of approximately $5,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel, provided we are able to raise sufficient capital.

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

Other Income (Expense)

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of $500 for the three months ended March 31, 2022 pertains to a decrease in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $14,000 for the three months ended March 31, 2022 represents interest expense on convertible notes (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $20,000 for the for the three months ended March 31, 2022 pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period ending September 30, 2022 using the effective interest method (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

On August 21, 2020, we completed a reverse merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was invested in convertible notes. During February 2022, we raised an additional $341,632 from the issuance of convertible notes. As of March 31, 2022, we had cash and cash equivalents of $378,055. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash used in operating activities	$(189,719)	$(170,375)
Net cash provided by investing activities	–	27,637
Net cash provided by financing activities	341,632	–
Net change in cash and cash equivalents	$151,913	$(142,738)

Cash Flows From Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 consisted of our net loss of $763,484 combined with a change in the fair value of the derivative liability of $500, which amounts were offset by (i) non-cash share-based compensation expense of $139,005, (ii) non-cash interest expense of $14,488, (iii) the accretion to redemption value on convertible notes of $20,467 and (iv) a net change in operating assets and liabilities of $400,305.

Net cash used in operating activities for the three months ended March 31, 2021 consisted of our net loss of $806,843 offset by non-cash share-based compensation expense of $274,243 and a net change in operating assets and liabilities of $362,225.

Cash Flows From Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 consisted of net proceeds received from the dissolution of Phoenix Digital Solutions LLC (“PDS”), representing our 50% interest.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 consisted of net proceeds received from the issuance of convertible notes of $341,362 (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of March 31, 2022, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this quarterly report refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” and “Private Mosaic” refer to Patriot Scientific Corporation and privately held Mosaic ImmunoEngineering, Inc., respectively, prior to the completion of a reverse merger in August 2020.

Risks Related to Our Operations

The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2022, the Company had incurred operating losses since inception, and continues to generate losses from operations, and had an accumulated deficit of $5,290,716. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.

Private Mosaic was formed on March 30, 2020; therefore, we have limited operating history. We have not raised any capital other than $575,000 and $341,632 from the issuance of our convertible notes in May 2021 and February 2022, respectively. Our historical results do not reflect the significant costs required to develop our product candidates. In addition, our products are in preclinical development and therefore, we anticipate that our expenses will increase substantially over the next several years, if and as we:

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

Risks Related to Our Intellectual Property

If we or CWRU are unable to obtain and maintain intellectual property protection for technology and products under the License Agreement or if the scope of the intellectual property protection obtained by CWRU is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our success depends in large part on our ability and CWRU’s ability to obtain and maintain patent protection in the United States, the European Union, and other countries with respect to our proprietary technology and products. We or CWRU have and will seek to protect our proprietary position by filing patent applications in the United States and internationally that are related to our novel technologies and product candidates. We currently heavily rely on CWRU to assist with protecting the underlying patents and patent applications under the License Agreement.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in limited cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Also, examination is often lengthy and can involve numerous challenges to the claims sought. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States, the European Union, and other countries may diminish the value of the underlying patents under our License Agreement or narrow the scope of our patent protection.

Any inability by us or CWRU to protect adequately the underlying intellectual property covered by the License Agreement may have a material adverse effect on our business, operating results, and financial position.

If we fail to comply with our obligations in the License Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose the option to license those rights or other rights that are important to our business.

On July 1, 2020, we signed a License Option Agreement with CWRU, granting us the exclusive right to license technology and patent portfolios concerning certain immunostimulatory nanotechnology-based therapeutics and formulations to treat cancer and diseases in humans and for veterinary use. On May 4, 2022, exercised our right to license the technology from CWRU and entered into a License Agreement. If we fail to comply with our obligations under the License Agreement, or any other future agreement, we may lose the rights to developed and potentially commercialize our technology, and CWRU may have the right to terminate the License Agreement or restrict our rights, in which event we would not be able to develop or market products covered by the License Agreement, which are the products upon which our business depends. Additionally, all milestones and other payments associated with this License Agreement will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

Also, patent prosecution under the License Agreement is controlled by CWRU. If CWRU fails to obtain and maintain patent or other protection for the proprietary intellectual property we plan to license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. If disputes over intellectual property and other rights that we have licensed or plan to license prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

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

Our Board has discretionary authority to implement a Discretionary Reverse Stock Split at a ratio ranging from 1-for-2 to 1-for-4 at any time on or before June 25, 2022.

There are several risks associated with the Discretionary Reverse Stock Split, including that the Discretionary Reverse Stock Split may not result in a sustained increase in the per share price of our common stock. There is no assurance that:

•	the market price per share of the common stock after the Discretionary Reverse Stock Split will rise in proportion to the reduction in the number of shares of the common stock outstanding before the Discretionary Reverse Stock Split;
•	the Discretionary Reverse Stock Split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;
•	the Discretionary Reverse Stock Split will result in a per share price that will increase our ability to attract and retain employees and other service providers; and
•	The Discretionary Reverse Stock Split will result in a sustained per share price that meets the initial listing requirements of Nasdaq.

Stockholders should note that the effect of the Discretionary Reverse Stock Split, if any, upon the market price for the common stock cannot be accurately predicted. In particular, we cannot assure you that prices for shares of the common stock after the Discretionary Reverse Stock Split will be two (2) to four (4) times, as applicable, the prices for shares of the common stock immediately prior to the Discretionary Reverse Stock Split. Furthermore, even if the market price of the common stock does rise following the Discretionary Reverse Stock Split, we cannot assure you that the market price of the common stock immediately after the proposed Discretionary Reverse Stock Split will be maintained for any period of time. Even if an increased per-share price can be maintained, the Discretionary Reverse Stock Split may not achieve the desired results of listing our common stock on The Nasdaq Stock Market. Moreover, because some investors may view the reverse stock split negatively, we cannot assure you that the reverse stock split will not adversely impact the market price of the common stock.

The market price of the common stock will also be based on our performance and other factors, some of which are unrelated to the Discretionary Reverse Stock Split or the number of shares outstanding. If the reverse stock split is effected and the market price of the common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. The total market capitalization of the common stock after implementation of the Discretionary Reverse Stock Split when and if implemented may also be lower than the total market capitalization before the Discretionary Reverse Stock Split. Furthermore, the liquidity of the common stock could be adversely affected by the reduced number of shares that would be outstanding after the Discretionary Reverse Stock Split.

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

In addition, the Discretionary Reverse Stock Split may result in some stockholders owning “odd lots” of less than 100 shares of common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares.

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market after the Reverse Merger, the trading price of the common stock of the combined company could decline. Pursuant to the Reverse Merger, shareholders of Private Mosaic owned 90% of the fully diluted shares of common stock outstanding as of the closing date, on an as-converted basis. In addition, our shareholders are not restricted in the price at which they can sell their shares. Shares sold at a price below the current market price at which our common stock is trading may cause the market price of our common stock to decline.

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

Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results from preclinical testing and clinical trial results, and our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	issues in manufacturing our product candidates;
•	the entry into, or termination of, key agreements, including our License Agreement with CWRU and any future license agreement;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of the underlying intellectual property rights under the License Agreement or defend against the intellectual property rights of others;
•	announcements by competitors of new commercial products, clinical progress or the lack thereof, significant contracts, or commercial relationships;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	the loss of key employees;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of healthcare payment systems; and
•	issuance of new shares of common stock from raising additional capital, which may not be available on acceptable terms, or at all; and
•	period-to-period fluctuations in our financial results.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of March 31, 2022. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

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

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.

We do not expect to pay any cash dividends in the foreseeable future.

We expect to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain, if any, for any stockholders for the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2022, we issued unsecured convertible promissory notes (“February Convertible Notes”) in the aggregate principal amount of $341,632 to sixteen (16) accredited investors, including five (5) members of our Board of Directors that participated on the same terms as other accredited investors (collectively, the “Investors”) in exchange for $341,362 in proceeds to be used for general corporate purposes. The Convertible Notes have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the Investors, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the February Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion.

The February Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $1.00 (“Conversion Price”). The Conversion Price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the February Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the February Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the February Convertible Notes.

Under the terms of the February Convertible Notes, a Qualified Financing represents a single transaction or series or transactions whereby the Company receives aggregate gross proceeds of at least $5 million from the sale of equity securities following the Effective Date (excluding proceeds from the issuance of any future convertible notes). A Smaller Financing represents any sale of equity securities whereby the aggregate gross proceeds are less than $5 million (excluding proceeds from the issuance of any future convertible notes).

In addition, in the event of a corporate transaction covering the sale of all or substantially all of the Company’s assets, or merger or consolidation with or into another entity, or change in ownership of at least 50% in voting securities of the Company, the holder of the February Convertible Notes may elect that either: (a) the Company pay the holder of such February Convertible Note an amount equal to the sum of (i) all accrued and unpaid interest due on such February Convertible Note and (ii) one and one-half (1.5) times the outstanding principal balance of such February Convertible Note; or (b) such February Convertible Note will convert into that number of conversion shares equal to the quotient obtained by dividing (i) the outstanding principal balance and unpaid accrued interest of such February Convertible Note on the date of conversion by (ii) $1.00.

In issuance of the February Convertible Notes and the underlying shares that were sold without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2022	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 10, 2022	MOSAIC IMMUNOENGINEERING, INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

