Form 10-Q
period 2022-06-30
Mosaic ImmunoEngineering Inc.
filed 2022-08-04
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On August 4, 2022, 7,241,137 shares of common stock, par value $0.00001 per share, were outstanding.

i

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report on Form 10-Q refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” and “Private Mosaic” refer to Patriot Scientific Corporation and privately held Mosaic ImmunoEngineering Inc., respectively, prior to the completion of a reverse merger in August 2020.

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

Risks Related to Our Operations

•	The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.
•	We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	We are early in our development efforts and our product candidates are in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of our product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
•	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or third parties’ cyber security.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
•	Because the reverse merger in August 2020 resulted in an ownership change under Section 382 of the Internal Revenue Code for PTSC, PTSC’s pre-merger net operating loss carryforwards and certain other tax attributes may be subject to limitations.

Risks Related to the Commercialization of Our Product Candidates

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of our product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Our Intellectual Property

•	If we or Case Western Reserve University (“CWRU”) are unable to obtain and maintain intellectual property protection for technology and products under the License Agreement or if the scope of the intellectual property protection obtained by CWRU is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations in the License Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose the option to license those rights or other rights that are important to our business.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	Our common stock is quoted on the OTCQB tier of the OTC Markets, which could adversely affect the market price and liquidity of our common stock.
•	If we fail to meet the eligibility requirements of OTCQB, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$205,994	$226,142
Prepaid expenses and other current assets	17,157	43,352
Total current assets	223,151	269,494
Total assets	$223,151	$269,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$123,889	$113,513
Derivative liability	103,000	104,300
Accrued compensation	1,903,935	1,391,297
Accrued expenses and other	1,191,404	724,247
Total current liabilities	3,322,228	2,333,357

Convertible notes	1,156,048	735,148

Total liabilities	4,478,276	3,068,505

Commitments and contingencies	–	–

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,241,137 shares issued and outstanding	72	72
Additional paid-in capital	1,965,150	1,728,148
Accumulated deficit	(6,220,348)	(4,527,232)

Total stockholders’ deficit	(4,255,125)	(2,799,011)

Total liabilities and stockholders’ deficit	$223,151	$269,494

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021

Operating expenses:
Research and development	$302,694	$376,767	$630,353	$622,915
General and administrative	581,032	533,935	982,409	1,092,235
Total operating expenses	883,726	910,702	1,612,762	1,715,150

Other income (expense):
Interest income	7	11	14	16
Change in valuation of derivative liability	800	(20,800)	1,300	(20,800)
Non-cash interest expense on convertible notes	(18,282)	(6,931)	(32,770)	(6,931)
Accretion to redemption value on convertible notes	(26,031)	(41,002)	(46,498)	(41,002)
Total other expense, net	(43,506)	(68,722)	(77,954)	(68,717)

Loss before income taxes	(927,232)	(979,424)	(1,690,716)	(1,783,867)

Provision for income taxes	2,400	–	2,400	2,400

Net loss	$(929,632)	$(979,424)	$(1,693,116)	$(1,786,267)

Basic loss per common share	$(0.13)	$(0.14)	$(0.23)	$(0.29)
Diluted loss per common share	$(0.13)	$(0.14)	$(0.23)	$(0.29)

Weighted average number of common shares outstanding – basic	7,235,447	7,222,403	7,235,447	6,228,900

Weighted average number of common shares outstanding – diluted	7,235,447	7,222,403	7,235,447	6,228,900

See accompanying notes to unaudited condensed consolidated financial statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

For the Three Months Ended June 30, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2022	–	$–	70,000	$1	7,241,137	$72	$1,867,153	$(5,290,716)	$(3,423,490)

Share-based compensation	–	–	–	–	–	–	97,997	–	97,997

Net loss	–	–	–	–	–	–	–	(929,632)	(929,632)

Balances, June 30, 2022	–	$–	70,000	$1	7,241,137	$72	$1,965,150	$(6,220,348)	$(4,255,125)

For the Three Months Ended June 30, 2021

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2021	–	$–	70,000	$1	7,228,093	$72	$694,383	$(1,649,597)	$(955,141)

Share-based compensation	–	–	–	–	–	–	420,779	–	420,779

Net loss	–	–	–	–	–	–	–	(979,424)	(979,424)

Balances, June 30, 2021	–	$–	70,000	$1	7,228,093	$72	$1,115,162	$(2,629,021)	$(1,513,786)

For the Six Months Ended June 30, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	–	$–	70,000	$1	7,241,137	$72	$1,728,148	$(4,527,232)	$(2,799,011)

Share-based compensation	–	–	–	–	–	–	237,002	–	237,002

Net loss	–	–	–	–	–	–	–	(1,693,116)	(1,693,116)

Balances, June 30, 2022	–	$–	70,000	$1	7,241,137	$72	$1,965,150	$(6,220,348)	$(4,255,125)

For the Six Months Ended June 30, 2021

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2020	630,000	$6	70,000	$1	805,803	$8	$420,198	$(842,754)	$(422,541)

Conversion of Series A Convertible Voting Preferred Stock	(630,000)	(6)	–	–	6,422,290	64	(58)	–	–

Share-based compensation	–	–	–	–	–	–	695,022	–	695,022

Net loss	–	–	–	–	–	–	–	(1,786,267)	(1,786,267)

Balances, June 30, 2021	–	$–	70,000	$1	7,228,093	$72	$1,115,162	$(2,629,021)	$(1,513,786)

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating activities:
Net loss	$(1,693,116)	$(1,786,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	237,002	695,022
Change in fair value of derivative liability	(1,300)	20,800
Non-cash interest on convertible notes	32,770	6,931
Accretion to redemption value on convertible notes	46,498	41,002
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26,195	31,324
Refundable income taxes	–	26,078
Accounts payable	10,376	(16,899)
Accrued compensation	512,638	458,147
Accrued expenses and other	467,157	200,788
Net cash used in operating activities	(361,780)	(323,074)

Investing activities:
Proceeds from dissolution of affiliate	–	27,637
Net cash provided by investing activities	–	27,637

Financing activities:
Proceeds from the issuance of convertible notes	341,632	525,003
Net cash provided by financing activities	341,632	525,003

Net change in cash and cash equivalents	(20,148)	229,566

Cash and cash equivalents, beginning of period	226,142	352,738

Cash and cash equivalents, end of period	$205,994	$582,304

Supplemental disclosure of non-cash financing activities:
Conversion of Series A Convertible Voting Preferred Stock to common stock:	$–	$64
Conversion of accrued payable to founder to convertible note	$–	$49,997

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$2,400
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Six Months Ended June 30, 2022

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

1.        Organization and Business

Organization

Mosaic ImmunoEngineering, Inc. (the “Company,” “combined company,” “Mosaic,” “we,” “us,” or “our”), formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. We are a development-stage biotechnology company focused on developing and eventually commercializing our proprietary immunomodulator platform technology. Our lead immunomodulator product candidate, MIE-101, is based on a naturally occurring plant virus known as Cowpea mosaic virus (or CPMV) which is believed to be non-infectious in humans and animals. However, because of its virus protein characteristics and genetic composition, CPMV elicits a strong immune response when delivered directly into tumors as shown in our preclinical studies. Data from numerous mouse cancer models and in companion dogs with naturally occurring tumors show the ability of intratumoral administration of CPMV to result in anti-tumor effects in treated tumors and systemically at other sites of disease through immune activation. MIE-101 is currently in late-stage preclinical development and our goal is to advance MIE-101 into veterinary studies and into Phase I clinical trials in 2023, provided we are able to raise sufficient funding.

The Company has two wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company (formerly referred to as Private Mosaic in connection with the reverse merger), a corporation organized under Delaware law on March 30, 2020 (date of inception) and Patriot Data Solutions Group, Inc., an inactive subsidiary of PTSC.

Liquidity and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2022, the Company had cash and cash equivalents of $205,994 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this quarterly report on Form 10-Q.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Six Months Ended June 30, 2022 (continued)

2.        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented. Such reclassifications have no effect on net loss as previously reported. All intercompany transactions have been eliminated. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other period.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2022, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) during the three and six months ended June 30, 2022, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Six Months Ended June 30, 2022 (continued)

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at June 30, 2022 and December 31, 2021:

		Fair Value Measurements at June 30, 2022 Using
	Fair Value at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$205,994	$205,994	$–	$–
Total assets	$205,994	$205,994	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$103,000	$–	$–	$103,000
Total liabilities	$103,000	$–	$–	$103,000

		Fair Value Measurements at December 31, 2021 Using
	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$226,142	$226,142	$–	$–
Total assets	$226,142	$226,142	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$104,300	$–	$–	$104,300
Total liabilities	$104,300	$–	$–	$104,300

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Six Months Ended June 30, 2022 (continued)

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

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At June 30, 2022 and December 31, 2021, the estimated fair value of the anti-dilution issuance rights was $103,000 and $104,300, respectively. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Fair value of common stock (per share)	$1.80	$1.02
Estimated additional shares of common stock	111,486	134,229
Expected volatility	115%	105%
Expected term (years)	0.50	0.25
Risk-free interest rate	2.51%	0.06%

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

4.        Investment in Affiliated Companies

Phoenix Digital Solutions, LLC (“PDS”)

PDS was formed by PTSC to pursue licensing of its intellectual property and we own 50% of the membership interests of PDS. On September 29, 2020, the members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was deemed no longer enforceable. In January 2021, the remaining cash on hand of $55,274 was equally distributed to its two members according to the dissolution plan, of which we received proceeds of $27,637 in January 2021. There were no expenses incurred during the three or six months ended June 30, 2022 or 2021.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Six Months Ended June 30, 2022 (continued)

5.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued consulting	$667,738	$474,275
Crossflo acquisition liability	177,244	177,244
Accrued patent expenses	344,697	41,585
Other accrued expenses	1,725	31,143
Total accrued expenses and other current liabilities	$1,191,404	$724,247

In September 2008, PTSC acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with the acquisition of Crossflo by PTSC, we have accrued $177,244 that could be payable to Crossflo investors.

6.        License Agreements

License Option and Agreement with CWRU

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

Under the License Option Agreement, Private Mosaic issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance, representing 10% of the fully diluted shares of common stock outstanding of Private Mosaic. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the reverse merger in August 2020 of approximately $374,000 was applied against the Capital Threshold. As of June 30, 2022, the remaining Capital Threshold was approximately $626,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under ASC Topic 815 (see Note 3).

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Six Months Ended June 30, 2022 (continued)

On May 4, 2022, we exercised our rights under the License Option Agreement and entered into a license agreement with CWRU (“License Agreement”). Pursuant to the terms of the License Agreement, we agreed to pay CWRU for each licensed product used in human applications (i) development milestones of up to $1.8 million in aggregate dependent upon the progress of clinical trials, regulatory approvals, and initiation of product launch, (ii) tiered royalty on net sales beginning in the mid-single digits, (iii) annual minimum royalty of $10,000 beginning on the second anniversary date of the Agreement with the minimum amount rising based on net sales of the licensed product, and (iv) a declining percentage of all non-royalty sublicensing income based on the escalating stage of development upon a sublicensing event, if applicable. In addition, we agreed to pay CWRU for each licensed product used in veterinarian applications (i) a tiered royalty on net sales beginning in the low single digits and (ii) a declining percentage of all non-royalty sublicensing income based on the escalating stage of development upon a sublicensing event, if applicable.

In addition, we are responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the three and six months ended June 30, 2022, we incurred $263,791 and $281,812, respectively, in patent legal fees associated with the License Agreement, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. Furthermore, we agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Agreement in the amount of approximately $303,000 (included in Accrued expenses and other in the accompanying unaudited condensed consolidated balance sheet) in four (4) equal quarterly installments beginning upon the sooner of (i) August 31, 2022 or (ii) upon the Company closing a financing in the amount of $5 million or more. As of June 30, 2022 and December 31, 2021, we have accrued $318,397 and $36,585, respectively, in accrued patent fees under the License Agreement.

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

For the three and six months ended June 30, 2022, we expensed $10,387 and $22,925, respectively, in intellectual property costs associated with the aforementioned license agreements with UC San Diego, which amount is included in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2022 and December 31, 2021, we have accrued $26,300 and $5,000, respectively, in accrued patent fees under the License Agreement.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Six Months Ended June 30, 2022 (continued)

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

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the three and six months ended June 30, 2022, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,282 and $32,770, respectively.

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of June 30, 2022, the principal amount of Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

Pursuant to the Convertible Notes, a Qualified Financing represents a single transaction or series of transactions whereby the Company receives aggregate gross proceeds of at least $5 million from the sale of equity securities following the issuance date (excluding proceeds from the issuance of any future convertible notes). A Smaller Financing represents any sale of equity securities whereby the aggregate gross proceeds are less than $5 million (excluding proceeds from the issuance of any future convertible notes).

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

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and are being accreted to their redemption value of $1,145,790 over the estimated conversion period ending December 31, 2022 using the effective interest method. During the three and six months ended June 30, 2022, the Company recorded $26,031 and $46,498, respectively, in accretion to redemption value on the Convertible Notes.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Six Months Ended June 30, 2022 (continued)

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

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the reverse merger in the amount of approximately $374,000 was applied against the Capital Threshold. The remaining Capital Threshold was approximately $626,000 as of June 30, 2022. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3).

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Six Months Ended June 30, 2022 (continued)

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of June 30, 2022, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 541,957 were subject to outstanding RSUs and 1,106,965 shares were available for future grants of share-based awards.

The cost of all share-based awards will be recognized in the unaudited condensed consolidated financial statements based on the fair value of the awards. The fair value of stock option awards are determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs are equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the three and six months ended June 30, 2022 and 2021 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Research and development	$29,894	$184,476	$101,544	$225,012
General and administrative	68,103	236,303	135,458	470,010
Total	$97,997	$420,779	$237,002	$695,022

The following summarizes our transaction activity related to RSUs for the six months ended June 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	505,192	$3.14
Granted	36,765	1.19
Vested	–	–
Forfeited	–	–
Outstanding at June 30, 2022	541,957	$3.01

As of June 30, 2022, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $84,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.41 years. As of June 30, 2022, 13,044 total awards have vested under the 2020 Plan.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Six Months Ended June 30, 2022 (continued)

9.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of June 30, 2022, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

10.        Related Parties

During the period ended December 31, 2020, the Company’s Board of Directors approved to enter into consulting agreements with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Jonathan Pokorski, Ph.D. (Dr. Steinmetz’s spouse), and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. During April 2021, we entered into consulting agreements with the Related Parties retroactive to September 1, 2020. During the three months ended June 30, 2022 and 2021, we expensed in aggregate $30,000 and $30,000, respectively, in related party consulting fees included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are to be initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the three and six months ended June 30, 2022 and 2021 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of June 30, 2022 and December 31, 2021, we have accrued $187,000 and $137,500, respectively, in accrued consulting fees provided by the Related Parties, which amounts are included in accrued expenses and other in the accompanying unaudited condensed consolidated financial statements.

In addition, on February 18, 2022, we entered into convertible note purchase agreements with sixteen (16) accredited investors, including five (5) members of our Board that participated on the same terms as other accredited investors, in the aggregate principal amount of $341,632. Of such amount, the five (5) members of our Board invested $155,000 in aggregate (see Note 7).

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Six Months Ended June 30, 2022 (continued)

11.        Subsequent Events

In February 2007, we invested an aggregate of $370,000 in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks, in exchange for 2,100,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), representing an approximate 46% ownership interest in Holocom, on an as-converted basis. Pursuant to the articles of incorporation of Holocom, the Series A Preferred Stock is convertible at our option into shares of Holocom’s common stock on a one-to-one basis or is redeemable at any time after May 31, 2007 at a redemption price equal to $0.40 per share or $840,000 in aggregate, provided Holocom has sufficient funding to redeem our shares of Series A Preferred Stock.

On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. Pursuant to the Redemption Agreement, we received cash proceeds in the amount of $336,000 upon the redemption of 840,000 shares of Series A Preferred Stock with the remaining shares of Series A Preferred Stock to be redeemed over a period of thirty (30) months beginning August 1, 2022 based on the following redemption schedule:

Period	Shares of Series A Preferred Stock to be Redeemed each Month	Monthly Redemption Proceeds to the Company
Months 1-12	35,000	$14,000
Months 13-24	43,750	$17,500
Months 25-30	52,500	$21,000

Notwithstanding the foregoing, Holocom also agreed to expedite the redemption of the Series A Preferred Stock in the event that Holocom has excess cash on hand, which amount shall be calculated at each calendar month end period date (“Month End Date”), equal to an amount of (i) total cash on hand of Holocom and Scripps Ventures, Inc. (a related party entity of Holocom) (ii) less $200,000 (“Excess Capital”). Holocom agreed to redeem a number of shares of Series A Preferred Stock equal to the amount of Excess Capital divided by $0.40 per share no later than ten (10) business days following the Month End Date.

The Redemption Agreement further provides that any amounts not paid within fifteen (15) days of its respective due date shall accrue interest at a rate of 8% per annum until fully paid and retroactively adjusted to 12% per annum from its original due date for amounts not paid within 90 days of its original due date.

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

Our lead immuno-oncology candidate, MIE-101, resulted from years of research by our scientific co-founders that was supported by numerous grants from federal and private funding agencies. Published preclinical data from our co-founders’ studies and ongoing research support the potential anti-cancer activity of MIE-101 as a monotherapy. In addition, preclinical data generated further support the potential of MIE-101 to improve anti-tumor effects of standard cancer treatments including chemotherapy, radiation therapy and checkpoint inhibitors. These studies include data from multiple preclinical tumor models, veterinary studies in companion animals with naturally occurring cancer, as well as showing the potential to activate human immune effector cells in vitro. MIE-101 is currently in late-stage preclinical development and our goal is to advance MIE-101 into veterinary studies and into Phase I clinical trials in 2023, provided we are able to raise sufficient funding.

Summary of Significant Events

During the quarter ended March 31, 2022, we filed an application with The Nasdaq Stock Market requesting that our common stock be listed on the Nasdaq Capital Market, provided we meet all initial listing standards, including but not limited to, having a share price of at least $4.00 per share and a public float with a market value of at least $15 million. In addition, we filed a registration statement on Form S-1 with the SEC on February 4, 2022 to potentially raise up to $15 million. There can be no assurances that we will be listed on the Nasdaq Stock Market or achieve all initial listing standards of the Nasdaq Stock Market.

On May 4, 2022, we entered into the License Agreement with CWRU pursuant to our rights granted under the License Option Agreement (see Note 6 to the accompanying unaudited condensed consolidated financial statements).

On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, Inc. pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock at a redemption price of $0.40 per share (see Note 11 to the accompanying unaudited condensed consolidated financial statements).

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the six months ended June 30, 2022, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operation

Three Months Ended June 30, 2022 and 2021:

Research and Development Expenses

Research and development expenses of approximately $303,000 for the three months ended June 30, 2022 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $30,000 in share-based compensation. We believe our research and development expenses will increase significantly over time, provided we are able to raise sufficient capital to advance our programs.

Research and development expenses of approximately $377,000 for the three months ended June 30, 2021 are related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $184,000 in share-based compensation.

General and Administrative Expenses

General and administrative expenses of approximately $581,000 for the three months ended June 30, 2022 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $277,000, including approximately $68,000 in share-based compensation expense, legal fees related to intellectual property rights of approximately $275,000 primarily related to the license agreement with Case Western Reserve University, accounting and filing fees of approximately $9,000, director and officer insurance of approximately $11,000, investor and public relation fees of approximately $5,000, and other fees and expenses of approximately $4,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel, provided we are able to raise sufficient capital.

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

Other Income (Expense)

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of $800 for the three months ended June 30, 2022 pertains to a decrease in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $18,000 for the three months ended June 30, 2022 represents interest expense on convertible notes (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $26,000 for the for the three months ended June 30, 2022 pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period ending December 31, 2022 using the effective interest method (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Six Months Ended June 30, 2022 and 2021:

Research and Development Expenses

Research and development expenses of approximately $630,000 for the six months ended June 30, 2022 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $102,000 in share-based compensation.

Research and development expenses of approximately $623,000 for the six months ended June 30, 2021 are related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $225,000 in share-based compensation.

General and Administrative Expenses

General and administrative expenses of approximately $982,000 for the six months ended June 30, 2022 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $572,000, including approximately $135,000 in share-based compensation expense, fees for outside legal counsel of approximately $20,000, legal fees related to intellectual property rights of approximately $305,000, audit, tax, accounting and filing fees of approximately $46,000, director and officer insurance of approximately $23,000, investor and public relation fees of approximately $11,000, and other fees and expenses of approximately $5,000.

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

Other Income (Expense)

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of $1,300 for the six months ended June 30, 2022 pertains to a decrease in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $33,000 for the six months ended June 30, 2022 represents interest expense on convertible notes (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $46,000 for the for the six months ended June 30, 2022 pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period ending December 31, 2022 using the effective interest method (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

On August 21, 2020, we completed a reverse merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was invested in convertible notes. During February 2022, we raised an additional $341,632 from the issuance of convertible notes. As of June 30, 2022, we had cash and cash equivalents of $205,994. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net cash used in operating activities	$(361,780)	$(323,074)
Net cash provided by investing activities	–	27,637
Net cash provided by financing activities	341,632	525,003
Net change in cash and cash equivalents	$(20,148)	$229,566

Cash Flows From Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 consisted of our net loss of $1,693,116 combined with a change in the fair value of the derivative liability of $1,300, which amounts were offset by (i) non-cash share-based compensation expense of $237,002, (ii) non-cash interest expense of $32,770, (iii) the accretion to redemption value on convertible notes of $46,498 and (iv) a net change in operating assets and liabilities of $1,016,366.

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

Cash Flows From Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 consisted of net proceeds received from the issuance of convertible notes of $341,362 (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Net cash provided by financing activities for the six months ended June 30, 2021 consisted of net proceeds received from the issuance of convertible notes of $525,003, which amount excludes $49,997 that was payable to one of our co-founders as of December 31, 2020 and invested in the convertible notes in May 2021.

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2022, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of June 30, 2022, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this quarterly report refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” and “Private Mosaic” refer to Patriot Scientific Corporation and privately held Mosaic ImmunoEngineering Inc., respectively, prior to the completion of a reverse merger in August 2020.

Risks Related to Our Operations

The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had incurred operating losses since inception, and continues to generate losses from operations, and had an accumulated deficit of $6,220,348. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

To become and remain profitable, we or a potential partner must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing all phases of clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we obtain marketing approval. We or a potential partner may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our development efforts will take several years and will require significant capital that will dilute the ownership interest of common stockholders. A decline in the value of the Company could also cause stockholders to lose all or part of their investment.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, or if we are unable to successfully complete clinical trials of our product candidates or other testing, or if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may:

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

In addition, our product candidate, and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations that may be capable of manufacturing for us. Our anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

On July 1, 2020, we signed a License Option Agreement with CWRU, granting us the exclusive right to license technology and patent portfolios concerning certain immunostimulatory nanotechnology-based therapeutics and formulations to treat cancer and diseases in humans and for veterinary use. On May 4, 2022, we exercised our right to license the technology from CWRU and entered into a License Agreement. If we fail to comply with our obligations under the License Agreement, or any other future agreement, including the payment of all amounts due under the License Agreement, we may lose the rights to developed and potentially commercialize our technology, and CWRU may have the right to terminate the License Agreement or restrict our rights, in which event we would not be able to develop or market products covered by the License Agreement, which are the products upon which our business depends. Additionally, all milestones and other payments associated with this License Agreement will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case, we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license, or we are not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

The market price of our common stock could be subject to significant fluctuations. For instance, during the twelve months ended June 30, 2022, the low and high trading prices of our common stock has ranged from $0.10 to $3.00 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of June 30, 2022. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description

10.1*	License Agreement by and between Mosaic ImmunoEngineering, Inc. and Case Western Reserve University dated May 4, 2022 (Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2022	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 4, 2022	MOSAIC IMMUNOENGINEERING, INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

