Form 10-Q
period 2022-09-30
Mosaic ImmunoEngineering Inc.
filed 2022-11-01
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-22182

MOSAIC IMMUNOENGINEERING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

1537 South Novato Blvd., #5, Novato, California (Address of principal executive offices)	94947 (Zip Code)

(Registrant’s telephone number, including area code): (657) 208-0890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

On November 1, 2022, 7,241,137 shares of common stock, par value $0.00001 per share, were outstanding.

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

Risks Related to Our Operations

•	The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.
•	We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	We are early in our development efforts and our product candidates are in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of our product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
•	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or third parties’ cyber security.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
•	Because the reverse merger in August 2020 resulted in an ownership change under Section 382 of the Internal Revenue Code for PTSC, PTSC’s pre-merger net operating loss carryforwards and certain other tax attributes may be subject to limitations.

Risks Related to the Commercialization of Our Product Candidates

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of our product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Our Intellectual Property

•	If we or Case Western Reserve University (“CWRU”) are unable to obtain and maintain intellectual property protection for technology and products under the License Agreement or if the scope of the intellectual property protection obtained by CWRU is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations in the License Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose the option to license those rights or other rights that are important to our business.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	Our common stock is quoted on the OTCQB tier of the OTC Markets, which could adversely affect the market price and liquidity of our common stock.
•	If we fail to meet the eligibility requirements of OTCQB, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$384,137	$226,142
Prepaid expenses and other current assets	48,790	43,352
Total current assets	432,927	269,494
Total assets	$432,927	$269,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$121,283	$113,513
Derivative liability	46,300	104,300
Accrued compensation	2,145,229	1,391,297
Accrued consulting	709,175	474,275
Accrued expenses and other	575,920	249,972
Total current liabilities	3,597,907	2,333,357

Convertible notes	1,192,205	735,148

Total liabilities	4,790,112	3,068,505

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,241,137 shares issued and outstanding	72	72
Additional paid-in capital	2,016,742	1,728,148
Accumulated deficit	(6,374,000)	(4,527,232)

Total stockholders’ deficit	(4,357,185)	(2,799,011)

Total liabilities and stockholders’ deficit	$432,927	$269,494

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Operating expenses:
Research and development	$211,082	$439,926	$841,435	$1,062,841
General and administrative	306,124	521,131	1,288,533	1,613,366
Total operating expenses	517,206	961,057	2,129,968	2,676,207

Loss from operations	(517,206)	(961,057)	(2,129,968)	(2,676,207)

Other income (expense):
Gain on redemption of preferred stock of Holocom	343,000	–	343,000	–
Interest income	11	12	25	28
Change in valuation of derivative liability	56,700	–	58,000	(20,800)
Non-cash interest expense on convertible notes	(18,484)	(11,595)	(51,254)	(18,526)
Accretion to redemption value on convertible notes	(17,673)	(75,303)	(64,171)	(116,305)
Total other income (expense), net	363,554	(86,886)	285,600	(155,603)

Loss before income taxes	(153,652)	(1,047,943)	(1,844,368)	(2,831,810)

Provision for income taxes	–	–	2,400	2,400

Net loss	$(153,652)	$(1,047,943)	$(1,846,768)	$(2,834,210)

Basic and diluted loss per common share	$(0.02)	$(0.15)	$(0.26)	$(0.43)

Weighted average number of common shares outstanding – basic	7,235,447	7,222,403	7,235,447	6,540,182

Weighted average number of common shares outstanding – diluted	7,235,447	7,222,403	7,235,447	6,540,182

See accompanying notes to unaudited condensed consolidated financial statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

For the Three Months Ended September 30, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2022	–	$–	70,000	$1	7,241,137	$72	$1,965,150	$(6,220,348)	$(4,255,125)

Share-based compensation	–	–	–	–	–	–	51,592	–	51,592

Net loss	–	–	–	–	–	–	–	(153,652)	(153,652)

Balances, September 30, 2022	–	$–	70,000	$1	7,241,137	$72	$2,016,742	$(6,374,000)	$(4,357,185)

For the Three Months Ended September 30, 2021

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2021	–	$–	70,000	$1	7,228,093	$72	$1,115,162	$(2,629,021)	$(1,513,786)

Share-based compensation	–	–	–	–	–	–	359,985	–	359,985

Net loss	–	–	–	–	–	–	–	(1,047,943)	(1,047,943)

Balances, September 30, 2021	–	$–	70,000	$1	7,228,093	$72	$1,475,147	$(3,676,964)	$(2,201,744)

For the Nine Months Ended September 30, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	–	$–	70,000	$1	7,241,137	$72	$1,728,148	$(4,527,232)	$(2,799,011)

Share-based compensation	–	–	–	–	–	–	288,594	–	288,594

Net loss	–	–	–	–	–	–	–	(1,846,768)	(1,846,768)

Balances, September 30, 2022	–	$–	70,000	$1	7,241,137	$72	$2,016,742	$(6,374,000)	$(4,357,185)

For the Nine Months Ended September 30, 2021

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2020	630,000	$6	70,000	$1	805,803	$8	$420,198	$(842,754)	$(422,541)

Conversion of Series A Convertible Voting Preferred Stock	(630,000)	(6)	–	–	6,422,290	64	(58)	–	–

Share-based compensation	–	–	–	–	–	–	1,055,007	–	1,055,007

Net loss	–	–	–	–	–	–	–	(2,834,210)	(2,834,210)

Balances, September 30, 2021	–	$–	70,000	$1	7,228,093	$72	$1,475,147	$(3,676,964)	$(2,201,744)

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating activities:
Net loss	$(1,846,768)	$(2,834,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	288,594	1,055,007
Gain on redemption of preferred stock of Holocom	(343,000)	–
Change in fair value of derivative liability	(58,000)	20,800
Non-cash interest on convertible notes	51,254	18,526
Accretion to redemption value on convertible notes	64,171	116,305
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,438)	(1,187)
Refundable income taxes	–	26,078
Accounts payable	7,770	28,282
Accrued compensation	753,932	727,065
Accrued consulting	234,900	330,000
Accrued expenses and other	325,948	1,077
Net cash used in operating activities	(526,637)	(512,257)

Investing activities:
Proceeds from redemption of preferred stock of Holocom	343,000	–
Proceeds from dissolution of affiliate	–	27,637
Net cash provided by investing activities	343,000	27,637

Financing activities:
Proceeds from the issuance of convertible notes	341,632	525,003
Net cash provided by financing activities	341,632	525,003

Net change in cash and cash equivalents	157,995	40,383

Cash and cash equivalents, beginning of period	226,142	352,738

Cash and cash equivalents, end of period	$384,137	$393,121

Supplemental disclosure of non-cash financing activities:
Conversion of Series A Convertible Voting Preferred Stock to common stock:	$–	$64
Conversion of accrued payable to founder to convertible note	$–	$49,997

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$2,400
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022

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

Liquidity and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2022, the Company had cash and cash equivalents of $384,137 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this quarterly report on Form 10-Q.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. In addition, the continuation of disruptions caused by COVID-19, broad-based inflation, and various economic indicators that the United States economy may be entering a recession in upcoming quarters may cause investors to slow down or delay their decision to deploy capital which will adversely impact our ability to fund future operations. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital will delay our ability to conduct our business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The above matters raise substantial doubt regarding our ability to continue as a going concern.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 (continued)

2.        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented. Such reclassifications have no effect on net loss as previously reported. All intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other period.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2022, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) during the three and nine months ended September 30, 2022, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.

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

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 (continued)

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at September 30, 2022 and December 31, 2021:

		Fair Value Measurements at September 30, 2022 Using
	Fair Value at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$384,137	$384,137	$–	$–
Total assets	$384,137	$384,137	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$46,300	$–	$–	$46,300
Total liabilities	$46,300	$–	$–	$46,300

		Fair Value Measurements at December 31, 2021 Using
	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$226,142	$226,142	$–	$–
Total assets	$226,142	$226,142	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$104,300	$–	$–	$104,300
Total liabilities	$104,300	$–	$–	$104,300

Anti-Dilution Issuance Rights Derivative Liability

Pursuant to the Series B Preferred Certificate of Designation, the Series B Preferred includes certain anti-dilution issuance rights, whereby the holder will continue to maintain equity ownership equal to 10% of the fully diluted shares of common stock outstanding, calculated on an as converted basis, including all other convertible securities outstanding and reserved for issuance (and excluding stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company) until we raise the Capital Threshold under the License Agreement (see Note 6). As of September 30, 2022 and December 31, 2021, the Capital Threshold was approximately $283,000 and $626,000, respectively.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 (continued)

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At September 30, 2022 and December 31, 2021, the estimated fair value of the anti-dilution issuance rights was $46,300 and $104,300, respectively. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Fair value of common stock (per share)	$0.92	$1.02
Estimated additional shares of common stock	91,916	134,229
Expected volatility	110%	105%
Expected term (years)	0.50	0.25
Risk-free interest rate	3.92%	0.06%

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

4.        Investment in Affiliated Companies

Holocom, Inc.

In February 2007, we invested an aggregate of $370,000 in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks, in exchange for 2,100,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), which represented an approximate 46% ownership interest in Holocom, on an as-converted basis. Pursuant to the articles of incorporation of Holocom, the Series A Preferred Stock is convertible at our option into shares of Holocom’s common stock on a one-to-one basis or is redeemable at any time after May 31, 2007 at a redemption price equal to $0.40 per share or $840,000 in aggregate, provided Holocom has sufficient funding to redeem our shares of Series A Preferred Stock.

On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. Pursuant to the Redemption Agreement, we received cash proceeds in the amount of $336,000 upon the redemption of 840,000 shares of Series A Preferred Stock, which amount is included in other income in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022. The remaining shares of Series A Preferred Stock are expected to be redeemed over a period of thirty (30) months beginning August 1, 2022 based on the following redemption schedule:

Period	Shares of Series A Preferred Stock to be Redeemed each Month	Monthly Redemption Proceeds to the Company
Months 1-12	35,000	$14,000
Months 13-24	43,750	$17,500
Months 25-30	52,500	$21,000

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 (continued)

We will recognize the initial and monthly redemption of shares of Series A Preferred Stock using a cash basis of accounting rather than an accrual method as we are unable to assert that collection of amounts due under the redemption agreement is probable, regardless of the terms of the Redemption Agreement. As a result, the remaining redemption amount receivable has been fully reserved and other income will be recognized once payments are received. We will remove the cash basis of accounting designation at such time we believe collection from Holocom is probable based upon sufficient liquidity or a demonstrated payment history.

As of September 30, 2022, of the 70,000 shares of Series A Preferred Stock to be redeemed under the aforementioned redemption schedule covering the periods of August 2022 and September 2022, Holocom has redeemed 17,500 shares of Series A Preferred Stock in exchange for $7,000. Any amounts not paid within fifteen (15) days of its respective due date shall accrue interest at a rate of 8% per annum until fully paid and retroactively adjusted to 12% per annum from its original due date for amounts not paid within 90 days of its original due date.

Notwithstanding the foregoing, Holocom also agreed to expedite the redemption of the Series A Preferred Stock in the event that Holocom has excess cash on hand, which amount shall be calculated at each calendar month end period date (“Month End Date”), equal to an amount of (i) total cash on hand of Holocom and Scripps Ventures, Inc. (a related party entity of Holocom) (ii) less $200,000 (“Excess Capital”). Holocom agreed to redeem a number of shares of Series A Preferred Stock equal to the amount of Excess Capital divided by $0.40 per share no later than ten (10) business days following the Month End Date. There were no additional redemptions of Series A Preferred Stock during the three months ended September 30, 2022.

Phoenix Digital Solutions, LLC (“PDS”)

PDS was formed by PTSC to pursue licensing of its intellectual property and we own 50% of the membership interests of PDS. On September 29, 2020, the members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was deemed no longer enforceable. In January 2021, the remaining cash on hand of $55,274 was equally distributed to its two members according to the dissolution plan, of which we received proceeds of $27,637 in January 2021. PDS has incurred no expenses since December 31, 2020.

5.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	361,596	41,585
Other accrued expenses	37,080	31,143
Total accrued expenses and other current liabilities	$575,920	$249,972

In September 2008, PTSC acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with the acquisition of Crossflo by PTSC, we have accrued $177,244 that could be payable to Crossflo investors.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 (continued)

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

Under the License Option Agreement, Private Mosaic issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance, which represented 10% of the fully diluted shares of common stock outstanding of Private Mosaic. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the reverse merger in August 2020 of approximately $374,000 was applied against the Capital Threshold in addition to payments received from the redemption of Holocom preferred stock (see Note 4) in the amount of $343,000 as such investment existed as of closing date of the reverse merger in August 2020. As of September 30, 2022, the remaining Capital Threshold was approximately $283,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under ASC Topic 815 (see Note 3).

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

In addition, we are responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the three and nine months ended September 30, 2022, we incurred $17,549 and $299,361, respectively, in patent legal fees associated with the License Agreement, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. Furthermore, we agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Agreement in the amount of approximately $303,000 (included in Accrued expenses and other in the accompanying unaudited condensed consolidated balance sheet) in four (4) equal quarterly installments beginning upon the sooner of (i) February 2023 (extended by CRWU from an initial date of August 31, 2021) or (ii) upon the Company closing a financing in the amount of $5 million or more. As of September 30, 2022 and December 31, 2021, we have accrued $335,946 and $36,585, respectively, in accrued patent fees under the License Agreement.

The License Agreement will remain in effect until the later of (i) twenty (20) years from the date of the License Agreement, (ii) on the expiration date of the last-to-expire patent under the License Agreement or (iii) at the expiry of all Market Exclusivity Periods for a licensed product.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 (continued)

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

For the three and nine months ended September 30, 2022, we expensed $400 and $23,325, respectively, in intellectual property costs associated with the license agreements with UC San Diego, which amount is included in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2022 and December 31, 2021, we have accrued $25,650 and $5,000, respectively, in accrued patent fees under the license agreements with UC San Diego.

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

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the three and nine months ended September 30, 2022, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,484 and $51,254, respectively.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 (continued)

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of September 30, 2022, the principal amount of Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

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

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and are being accreted to their redemption value of $1,145,790 over the estimated conversion period ending March 31, 2023 using the effective interest method. During the three and nine months ended September 30, 2022, the Company recorded $17,673 and $64,171, respectively, in accretion to redemption value on the Convertible Notes.

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

For the Nine Months Ended September 30, 2022 (continued)

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

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the reverse merger in the amount of approximately $374,000 was applied against the Capital Threshold in addition to payments received from the redemption of Holocom preferred stock (see Note 4) in the amount of $343,000 as such investment existed as of closing date of the reverse merger in August 2020. The remaining Capital Threshold was approximately $283,000 as of September 30, 2022. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3).

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of September 30, 2022, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 541,957 were subject to outstanding RSUs and 1,106,965 shares were available for future grants of share-based awards.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 (continued)

The cost of all share-based awards will be recognized in the unaudited condensed consolidated financial statements based on the fair value of the awards. The fair value of stock option awards are determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs are equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Research and development	$15,579	$144,234	$117,123	$369,246
General and administrative	36,013	215,751	171,471	685,761
Total	$51,592	$359,985	$288,594	$1,055,007

The following summarizes our transaction activity related to RSUs for the nine months ended September 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	505,192	$3.14
Granted	36,765	1.19
Vested	–	–
Forfeited	–	–
Outstanding at September 30, 2022	541,957	$3.01

As of September 30, 2022, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $32,000. This cost is expected to be recognized over the remaining weighted average vesting period of 1.47 years. As of September 30, 2022, 13,044 total awards have vested under the 2020 Plan.

9.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of September 30, 2022, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 (continued)

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

10.        Related Parties

During the period ended December 31, 2020, the Company’s Board of Directors approved to enter into consulting agreements with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Jonathan Pokorski, Ph.D. (Dr. Steinmetz’s spouse), and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. During April 2021, we entered into consulting agreements with the Related Parties retroactive to September 1, 2020. During the three and nine months ended September 30, 2022, we expensed in aggregate $30,000 and $90,000, respectively, in related party consulting fees included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. During the three and nine months ended September 30, 2021, we expensed in aggregate $30,000 and $90,000, respectively, in related party consulting fees included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are to be initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the three and nine months ended September 30, 2022 and 2021 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of September 30, 2022 and December 31, 2021, we have accrued $212,500 and $137,500, respectively, in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying unaudited condensed consolidated financial statements.

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

On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, Inc. pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock at a redemption price of $0.40 per share (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the nine months ended September 30, 2022, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operation

Three Months Ended September 30, 2022 and 2021:

Research and Development Expenses

Research and development expenses of approximately $211,000 for the three months ended September 30, 2022 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $16,000 in share-based compensation. We believe our research and development expenses will increase significantly over time, provided we are able to raise sufficient capital to advance our programs.

Research and development expenses of approximately $440,000 for the three months ended September 30, 2021 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $144,000 in share-based compensation.

General and Administrative Expenses

General and administrative expenses of approximately $306,000 for the three months ended September 30, 2022 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $257,000, including approximately $36,000 in share-based compensation expense, legal fees related to intellectual property rights of approximately $18,000 primarily related to the license agreement with Case Western Reserve University, accounting and filing fees of approximately $9,000, director and officer insurance of approximately $11,000, investor and public relation fees of approximately $5,000, and other fees and expenses of approximately $6,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel, provided we are able to raise sufficient capital.

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

Other Income (Expense)

Gain on Sale of Holocom Preferred Stock

In February 2007, we invested an aggregate of $370,000 in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks, in exchange for 2,100,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”). Pursuant to the articles of incorporation of Holocom, the Series A Preferred Stock is convertible at our option into shares of Holocom’s common stock on a one-to-one basis or is redeemable at any time after May 31, 2007 at a redemption price equal to $0.40 per share or $840,000 in aggregate, provided Holocom has sufficient funding to redeem our Series A Preferred Stock. On July 6, 2022, we entered into a redemption agreement with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. During the three and nine months ended September 30, 2022, we received cash proceeds in the amount of $343,000 upon the redemption of 857,500 shares of Series A Preferred Stock (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of approximately $57,000 for the three months ended September 30, 2022 pertains to a decrease in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

There was no change in valuation of the derivative liability for the three months ended September 30, 2021.

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $18,000 and $12,000 for the three months ended September 30, 2022 and 2021, respectively, represents interest expense on convertible notes (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $18,000 and $75,000 for the three months ended September 30, 2022 and 2021, respectively, pertains to the accretion of the convertible notes to their redemption value using the effective interest method (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Nine Months Ended September 30, 2022 and 2021:

Research and Development Expenses

Research and development expenses of approximately $841,000 for the nine months ended September 30, 2022 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $117,000 in share-based compensation.

Research and development expenses of approximately $1,063,000 for the nine months ended September 30, 2021 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $369,000 in share-based compensation.

General and Administrative Expenses

General and administrative expenses of approximately $1,289,000 for the nine months ended September 30, 2022 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $828,000, including approximately $171,000 in share-based compensation expense, fees for outside legal counsel of approximately $20,000, legal fees related to intellectual property rights of approximately $323,000, audit, tax, accounting and filing fees of approximately $55,000, director and officer insurance of approximately $34,000, investor and public relation fees of approximately $16,000, and other fees and expenses of approximately $13,000.

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

Other Income (Expense)

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of $58,000 and $(20,800) for the nine months ended September 30, 2022 and 2021, respectively, pertains to a change in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $51,000 and $19,000 for the nine months ended September 30, 2022 and 2021, respectively, represents interest expense on convertible notes (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $64,000 and $116,000 for the nine months ended September 30, 2022 and 2021, respectively, pertains to the accretion of the convertible notes to their redemption value over the estimated conversion period using the effective interest method (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

On August 21, 2020, we completed a reverse merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was invested in convertible notes. During February 2022, we raised an additional $341,632 from the issuance of convertible notes. During the quarter ended September 30, 2022, we received $343,000 from the redemption of Holocom Series A Preferred Stock (see Note 4 to the accompanying unaudited consolidated financial statements). As of September 30, 2022, we had cash and cash equivalents of $384,137. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report on Form 10-Q.

Our primary uses of capital to date are primarily related to payroll, consulting and related costs, corporate formation and ongoing public company expenses, fees associated with license agreements, including patent related expenses, and costs of the Reverse Merger. On a go forward basis, we will need significant additional capital to support our research and development efforts, compensation and related expenses, and hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and to reduce our accrued liabilities. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates, provided we are able to raise sufficient capital to advance our technologies.

We plan to continue to fund losses from operations and future funding needs through our cash on hand and future equity and/or debt offerings, as well as potential collaborations or strategic partnerships with other companies.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. In addition, the continuation of disruptions caused by COVID-19, broad-based inflation, and various economic indicators that the United States economy may be entering a recession in upcoming quarters may cause investors to slow down or delay their decision to deploy capital which will adversely impact our ability to fund future operations. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital will delay our ability to conduct our business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The above matters raise substantial doubt regarding our ability to continue as a going concern.

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net cash used in operating activities	$(526,637)	$(512,257)
Net cash provided by investing activities	343,000	27,637
Net cash provided by financing activities	341,632	525,003
Net increase in cash and cash equivalents	$157,995	$40,383

Cash Flows From Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 consisted of our net loss of $1,846,768 combined with a decrease in the fair value of the derivative liability of $58,000 and a gain on redemption of preferred stock of Holocom of $343,000, which amounts were offset by (i) non-cash share-based compensation expense of $288,594, (ii) non-cash interest expense of $51,254, (iii) the accretion to redemption value on convertible notes of $64,171 and (iv) a net change in operating assets and liabilities of $1,317,112 primarily due to an increase in accrued compensation, accrued consulting, and other accrued expenses of $1,314,780, in aggregate.

Net cash used in operating activities for the nine months ended September 30, 2021 consisted of our net loss of $2,834,210 offset by (i) share-based compensation expense of $1,055,007, (ii) non-cash interest on convertible notes of $18,526, (iii) accretion to redemption value on convertible notes of $116,305, (iv) an increase in the fair value of the derivative liability of $20,800, (v) and a net change in operating assets and liabilities of $1,111,315 primarily due to an increase in accrued compensation, accrued consulting, and other accrued expenses of $1,058,142, in aggregate.

Cash Flows From Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 consisted of proceeds received from our partial redemption of Holocom’s Series A Preferred Stock (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Net cash provided by investing activities for the nine months ended September 30, 2021 consisted of net proceeds received from the dissolution of Phoenix Digital Solutions LLC (“PDS”), representing our 50% interest PDS (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of net proceeds received from the issuance of convertible notes of $341,362 (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of net proceeds received from the issuance of convertible notes of $525,003, which amount excludes $49,997 that was payable to one of our co-founders as of December 31, 2020 and invested in the convertible notes in May 2021 (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the nine months ended September 30, 2022, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of September 30, 2022, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had incurred operating losses since inception, and continues to generate losses from operations, and had an accumulated deficit of $6,374,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Private Mosaic was formed on March 30, 2020; therefore, we have limited operating history. We have not raised any capital other than $575,000 and $341,632 from the issuance of our convertible notes in May 2021 and February 2022, respectively. Our historical results do not reflect the significant costs required to develop our product candidates. In addition, our products are in preclinical development and therefore, we anticipate that our expenses will increase substantially over the next several years, if and as we:

•	develop product manufacturing processes under the Food and Drug Administration's (“FDA’s”) current Good Manufacturing Practice regulations (“cGMP”) for each of our product candidates and enter into manufacturing supply agreements to support toxicology studies and our planned Phase I clinical trials;
•	contract preclinical toxicology studies to support the safety of our product candidates prior to starting any human trial;
•	continue preclinical research and translational studies to enhance our understanding of the mechanism of action of the product candidates;
•	enter into collaboration arrangements with regards to product discovery and product development;
•	operate under the licensing agreement with Case Western Reserve University and acquire rights to other technologies;
•	prepare regulatory filings, such as filing IND applications with the FDA that are required prior to starting any human clinical trial;
•	plan, initiate, enroll, and complete clinical trials;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel to support our research, development, and administrative efforts; and
•	operate as a public company.

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

Any inability by us or CWRU to adequately protect the underlying intellectual property covered by the License Agreement may have a material adverse effect on our business, operating results, and financial position.

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

The market price of our common stock could be subject to significant fluctuations. For instance, during the twelve months ended September 30, 2022, the low and high trading prices of our common stock has ranged from $0.38 to $3.00 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of September 30, 2022. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing approximately 90% of our capital stock outstanding as of September 30, 2022, on an as-converted basis. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Dated: November 1, 2022	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 1, 2022	MOSAIC IMMUNOENGINEERING, INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

