Form 10-K
period 2022-12-31
Mosaic ImmunoEngineering Inc.
filed 2023-03-02
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,468,607, calculated based on the closing price of the registrant’s common stock as reported by OTCQB of the OTC Markets.

As of March 1, 2023, the number of shares of registrant’s common stock outstanding was 7,242,137.

DOCUMENTS INCORPORATED BY REFERENCE

None

MOSAIC IMMUNOENGINEERING, INC.

ANNUAL REPORT ON FORM 10-K

i

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K (“Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” and “Private Mosaic” refer to Patriot Scientific Corporation and privately held Mosaic ImmunoEngineering Inc., respectively, prior to the completion of a Reverse Merger in August 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including all documents incorporated by reference herein, includes certain statements constituting “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, including statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, and we rely on the “safe harbor” provisions in those laws. We are including this statement for the express purpose of availing ourselves of the protections of such safe harbors with respect to all such forward-looking statements. The forward-looking statements in this report reflect our current views with respect to future events and financial performance. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “may,” “could,” “should,” “would,” “will,” “shall,” “propose,” “continue,” “predict,” “plan” and similar expressions are generally intended to identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Any forward-looking statement is not a guarantee of future performance.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Report. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Report as part of your evaluation of an investment in our common stock.

Risks Related to Our Operations

•	While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.
•	We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	We are early in our development efforts and our product candidates are in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of our product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
•	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or third parties’ cyber security.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We will need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to further reduce or eliminate product development and potentially cease operations
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Risks Related to the Commercialization of Our Product Candidates

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of our product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Our Intellectual Property

•	If we or Case Western Reserve University (“CWRU”) are unable to obtain and maintain intellectual property protection for technology and products under the License Agreement or if the scope of the intellectual property protection obtained by CWRU is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations in the License Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose those rights or other rights that are important to our business.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	Our common stock is quoted on the OTCQB tier of the OTC Markets, which could adversely affect the market price and liquidity of our common stock.
•	If we fail to meet the eligibility requirements of OTCQB, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

PART I

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K (“Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

ITEM 1.	BUSINESS

Business Overview

We are a development-stage biotechnology company focused on advancing and eventually commercializing our proprietary immunotherapy platform technology. Our lead immunotherapy product candidate, MIE-101, is based on a naturally occurring plant virus known as Cowpea mosaic virus (or CPMV) which is believed to be non-infectious in humans and animals. However, because of its virus structure and genetic composition, CPMV elicits a strong immune response when delivered directly into tumors as shown in our preclinical studies. Data from numerous mouse cancer models and in companion dogs with naturally occurring tumors show the ability of intratumoral administration of CPMV to result in anti-tumor effects in treated tumors and systemically at other sites of disease through immune activation.

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

Development Programs

Our lead immuno-oncology candidate, MIE-101, resulted from years of research by our scientific co-founders that was supported by numerous grants from federal and private funding agencies. Published preclinical data from our co-founders’ studies and ongoing research support the potential anti-cancer activity of MIE-101 as a monotherapy. In addition, preclinical data generated further support the potential of MIE-101 to improve anti-tumor effects of standard cancer treatments including chemotherapy, radiation therapy and checkpoint inhibitors. These studies include data from multiple preclinical tumor models, veterinary studies in companion animals with naturally occurring cancer, as well as showing the potential to activate human immune effector cells in vitro. MIE-101 is currently in late-stage preclinical development and our goal is to advance MIE-101 into veterinary studies and into Phase I clinical trials within 18 to 24 months from the date we are able to raise sufficient funding.

Technology Overview

MIE-101 is a nanoparticle-based treatment candidate derived from CPMV. The product is injected directly into a tumor and can act as an in situ vaccine using markers of the injected tumor as the target which results in the activation of a robust immune response against the primary tumor and to prime systemic anti-tumor immunity, while reversing immunosuppressive signals in the tumor microenvironment (“TME”). Although plant viruses and their nanoparticle formulations, such as MIE-101, are believed to be non-infectious toward mammals, their repetitive proteinaceous nature renders them highly visible to the immune system. The structure of MIE-101 includes repetitive, multivalent coat protein assemblies known as pathogen-associated molecular patterns (“PAMP”) that have been shown to activate the innate immune system through PRR binding on innate immune cells. MIE-101 is recognized by multiple PRR pathways, thus priming the innate immune system with high potency. Activation of innate immune cells within the TME leads to secretion of key cytokines involved in immunity mediated by T helper cells termed Th1 cells. Activated M1-type macrophages and N1-type neutrophils, as well as natural killer cells lead to tumor cell killing and subsequent antigen processing leading to adaptive anti-tumor immunity. Preclinical data show that MIE-101 treatment can lead to long-lasting immune memory, which may provide protection from recurrence of the disease. MIE-101 has demonstrated anti-tumor efficacy in mouse models of ovarian cancer, breast cancer, colon cancer, and melanoma. Published data from studies in companion dogs with melanoma, sarcoma, and breast cancer indicate that the potent anti-tumor efficacy of MIE-101 can be replicated in naturally occurring cancer in canines.

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

Our initial plans are to file an investigational new drug (“IND”) application within 18 to 24 months from the date we are able to raise sufficient funding to evaluate the safety, tolerability, and early activity of for MIE-101 as an IT injection in patients with accessible tumors, such as breast cancer, melanoma carcinoma, Merkel cell carcinoma, head and neck squamous cell carcinoma (“HNSCC”), sarcoma and squamous cell carcinoma with inadequate response to PD-1/PD-L1 inhibitors. The IND enabling studies, including the preclinical efficacy data already generated, as well as the GLP toxicology studies to be conducted, and a summary of the Phase I clinical trial plan, will be among the components of this key regulatory submission.

The regulatory pathway required to support an NDA submission will consist of conducting a full clinical development program which will take several years. We will continue to prioritize our product development activities after taking into account the financial resources we have available, market dynamics and the potential for adding value.

Our Corporate History and Background

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license the CPMV platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. On May 4, 2022, we entered into the license agreement with CWRU (“License Agreement”) pursuant to our rights granted under the License Option Agreement (see Note 6 to the accompanying audited consolidated financial statements). On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a reverse merger transaction, as further described below.

Reverse Merger

On August 19, 2020, Patriot Scientific Corporation, a corporation organized under Delaware law on March 24, 1992 (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a stock purchase agreement (“Stock Purchase Agreement”), whereby one of the wholly owned subsidiaries of Patriot Scientific Corporation merged with and into Private Mosaic, with Private Mosaic surviving as wholly owned subsidiary of Patriot Scientific Corporation (the “Reverse Merger”). The transaction closed on August 21, 2020 (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement.

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

Other Key Corporate Events

On November 30, 2020, we filed amended and restated articles of incorporation with the Secretary of State of the State of Delaware (“Amended and Restated Certificate”) to change the name of the Company to Mosaic ImmunoEngineering, Inc. (“Name Change”) to align the Company’s corporate name with its new strategic direction, to implement a 1-for-500 reverse stock split (“Reverse Stock Split”), and to reduce the number of authorized shares of common stock from 600 million to 100 million. The Reverse Stock Split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split. On December 30, 2020, we changed our fiscal year end from May 31 to December 31.

Our funding has primarily come from the issuance of convertible notes. On May 7, 2021 and February 18, 2022, we issued unsecured convertible promissory notes in the aggregate principal amount of $575,000 and $341,632, respectively (see Note 7 to the accompanying consolidated financial statements).

On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, Inc. (“Holocom”) pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock at a redemption price of $0.40 per share, provided Holocom has sufficient capital to redeem the underlying shares. During the year ended December 31, 2022, we received cash proceeds in the amount of $343,000 upon the redemption of 857,500 shares of Series A Preferred Stock (see Note 4 to the accompanying consolidated financial statements).

Patents and Proprietary Rights

Our License Agreement

On May 4, 2022, we exercised certain of our rights under the License Option Agreement, particularly those directed to our Immuno-Oncology technology and patents, and entered into a License Agreement with CWRU. Provided we are in compliance with the underlying terms of the License Agreement, the License Agreement will remain in effect until the later of (i) twenty (20) years from the date of the License Agreement, (ii) on the expiration date of the last-to-expire patent under the License Agreement or (iii) at the expiry of all Market Exclusivity Periods for a licensed product.

Under the License Agreement, the following represents a summary of the main patent families that we have right to develop:

•	Immuno-Oncology: “Cancer Immunotherapy using Virus Particles”, with PCT Patent Applications, Publication Nos. WO 2016/073972 and WO 2018/165663, and associated U.S. patents and applications, including U.S. Patent No. 11,260,121, and foreign patents or applications in Europe, Japan, China, Canada and Australia; and
•	Freeze Drying: “Freeze Dried Viral Nanoparticle Constructs”, including U.S. Patent No. 11,390,853.

As of December 31, 2022, the aforementioned patent families included three (3) issued U.S. patents, six (6) issued or granted foreign patents and eight (8) additional pending U.S. and foreign patent applications claiming methods of treating cancer using certain plant viruses, both alone and in combination therapies, and certain methods of manufacture thereof. The Immuno-Oncology patent family covers the intratumoral administration of CPMV, including MIE-101, to treat cancer in humans and animals, both as a single-agent therapy and in combination regimens, including with radiotherapy, chemotherapy and immunotherapy. Our Immuno-Oncology patent family generally expires between November 9, 2035 and December 5, 2035, and our Freeze Drying patent expires on June 29, 2040.

Our patent strategy is to in-license and/or file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, assuming all maintenance fees (annuities) are paid, patents have a term of twenty years from the earliest priority date (other than a priority date for a provisional application). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent. Notwithstanding the foregoing, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in limited cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Also, examinations are often lengthy and can involve numerous challenges to the claims sought. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States, the European Union, and other countries may diminish the value of the underlying patents under our License Agreement or narrow the scope of our patent protection.

Our success depends in large part on our ability and CWRU’s ability to obtain and maintain patent protection in the United States, the European Union, and other major pharmaceutical markets with respect to our proprietary technology and products under the License Agreement. We or CWRU will seek to protect our proprietary position by filing patent applications in the United States and internationally that are related to our novel technologies and product candidates. We currently heavily rely on CWRU to assist with protecting the underlying patents and patent applications under the License Agreement.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We or CWRU may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we or CWRU will fail to identify patentable aspects of our discovery and preclinical development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents covering technology under the License Agreement. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Any inability by us or CWRU to protect adequately the underlying intellectual property covered by the License Agreement may have a material adverse effect on our business, operating results, and financial position.

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

After the FDA evaluates the BLA and conducts inspections of manufacturing facilities, it may issue an approval letter or a complete response letter (“CRL”). An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL may require additional inspections, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy ("REMS") plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

Additionally, we view as our most direct potential competitors are companies such as Sumitomo Dainippon Pharma Oncology, Inc., a wholly owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (developing DSP-0509, a TLR7 agonist), Ascendis Pharma A/S (developing TransCon TLR 7/8 agonist), Roche Holding Ltd (developing R017119929, a TLR7 agonist), BioNTech SE (developing BTN411, a TLR7 agonist), which are developing therapies utilizing TLR-agonists in cancer immunotherapy that may have utility for similar indications that we may be targeting.

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

Our business address is 1537 South Novato Blvd., #5, Novato, California 94947 and our telephone number is (657) 208-0890. Our website address is www.mosaicie.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in this Report, and should not be relied upon.

Human Capital

At December 31, 2022, we have four full-time employees and four part-time employees. We also engage consultants and part-time assistance, as needed. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. Our employees are not covered by a key-person life insurance policy.

Available Information

Reports we file with the Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act of 1934, as amended (the “Exchange Act”), including annual and quarterly reports, and other reports we file, are available for inspection and review on the website of the SEC at www.sec.gov. In addition, we also make available, free of charge, through our website at www.mosaicie.com, our reports filed with the SEC or by written request to the Company at Mosaic ImmunoEngineering, Inc., 9114 Adams Avenue, #202, Huntington Beach, California 92646, Attention: Corporate Secretary. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in this Report, and should not be relied upon.

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

Investing in our common stock is speculative and illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this Annual Report on Form 10-K (“Report”) before investing in our common stock. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and prospects. If any of the following risks actually materialize, our business, financial condition, prospects and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Report refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

Risks Related to Our Operations

While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.

There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Report. As of December 31, 2022, the Company had incurred operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $6,908,102. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof and we would need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

If we raise funds from the issuance of equity securities (which will be challenging in light of current market conditions combined with our early stage of development), substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing (also challenging in light of current market conditions combined with our early stage of development), the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we may not be able to enter into any such contracts or license arrangements on favorable terms, or at all. Since the closing date of the Reverse Merger, our limited cash position has required us to perform only limited development activities and to delay and scale back our development programs and other activities to remain afloat. If we continue to have insufficient funds, we may be required to cease our operations altogether.

Our ability to pursue the research and development activities and other initiatives discussed in the following risk factors and elsewhere in this Report will require significant funding, which may not be available to us in light of current market conditions combined with our early stage of development.

The consolidated financial statements included in this Report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.

Private Mosaic was formed on March 30, 2020; therefore, we have limited operating history. We have not raised any capital other than $575,000 and $341,632 from the issuance of our convertible notes in May 2021 and February 2022, respectively. Due to our limited cash, our historical results do not reflect the significant costs required to develop our product candidates. In addition, our products are in preclinical development and therefore, we anticipate that our expenses will increase substantially over the next several years, if and as we:

•	develop product manufacturing processes under the Food and Drug Administration's (“FDA’s”) current Good Manufacturing Practice regulations (“cGMP”) for each of our product candidates and enter into manufacturing supply agreements to support toxicology studies and our planned Phase I clinical trials;
•	contract preclinical toxicology studies to support the safety of our product candidates prior to starting any human trial;
•	continue preclinical research and translational studies to enhance our understanding of the mechanism of action of the product candidates;
•	enter into collaboration arrangements with regards to product discovery and product development;
•	operate under the licensing agreement with Case Western Reserve University and acquire rights to other technologies;
•	prepare regulatory filings, such as filing IND applications with the FDA that are required prior to starting any human clinical trial;
•	plan, initiate, enroll, and complete clinical trials;
•	maintain, expand and protect our intellectual property portfolio; and
•	hire additional personnel to support our research, development, and administrative efforts.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to further reduce or eliminate product development and potentially cease operations.

As of December 31, 2022, we had cash and cash equivalents of $220,645 and current liabilities of $3,917,674. Since the closing date of the Reverse Merger, we have been unable to raise sufficient capital to advance our lead candidate, MIE-101, from preclinical development into clinical development. Moreover, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof. We will need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. In addition, we expect our expenses to significantly increase if and when we are able to initiate product manufacturing to support preclinical and clinical testing, perform preclinical studies, including toxicology studies, initiate clinical development, and eventually, if successful, seek marketing approval for, our product candidates. Since the closing date of the Reverse Merger, our limited cash position has slowed our product development and other activities to remain afloat. If we are unable to raise additional capital when needed, we would be forced to further delay our preclinical and clinical development programs and potentially cease our operations altogether.

If we are able to raise additional capital, our funding needs may fluctuate significantly based on several factors, including, but not limited to:

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

Identifying potential product candidates and conducting manufacturing and process development, preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional capital is unlikely to be available on favorable terms or at all.

Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and/or licensing arrangements. While we do not have any committed external source of funds, if we raise funds from the issuance of equity securities (which will be challenging in light of current market conditions combined with our early stage of development), substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing (also challenging in light of current market conditions combined with our early stage of development), the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we may not be able to enter into any such contracts or license arrangements on favorable terms, or at all.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product development and potentially cease our operations altogether.

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

For any of our product candidates, we may in the future determine to seek to collaborate with pharmaceutical and biotechnology companies for the development of our product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other potential development programs, delay its potential development schedule or reduce the scope of research activities, or increase our expenditures and all development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates, and our business may be materially and adversely affected.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in limited cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Also, an examination is often lengthy and can involve numerous challenges to the claims sought. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States, the European Union, and other countries may diminish the value of the underlying patents under our License Agreement or narrow the scope of our patent protection.

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

Because competition in our industry is intense, competitors may infringe or otherwise violate our rights to patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we or CWRU may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or CWRU is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreement may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

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

In addition to seeking patents for some of our technology and product candidates, we also plan to rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any NDAs or similar agreements entered into by the Company may not be with all relevant parties, or adequately protect the confidentiality of our trade secrets. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from sharing such trade secrets or from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

Recruiting and retaining qualified scientific, clinical, regulatory, and manufacturing personnel is critical to our success. Due to the small size of the Company and the limited number of employees, each of our executives and key employees serves a critical role. The loss of the services of our executive officers or other key employees could impede the achievement of our development objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also may experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in product manufacturing, preclinical development, clinical development, regulatory strategy, and commercial strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to provide services to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our development strategy will be limited.

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

Our common stock is quoted on the OTCQB tier of the OTC Markets. The quotation of our shares on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There can be no assurance that there will be an active market for our shares of common stock either now or in the future or that stockholders will be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, our stockholders may not find purchasers for our securities should they desire to sell them.

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

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we will be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market, the trading price of the common stock could decline significantly. After the Reverse Merger, shareholders of Private Mosaic currently own a majority of the fully diluted shares of common stock outstanding, on an as-converted basis. In addition, our shareholders are not restricted in the price at which they can sell their shares. Shares sold at a price below the current market price at which our common stock is trading may cause the market price of our common stock to decline.

We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.

The market price of our common stock could be subject to significant fluctuations. For instance, during the year ended December 31, 2022, the low and high trading prices of our common stock ranged from $0.50 to $3.00 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of December 31, 2022. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing a majority of our capital stock outstanding as of December 31, 2022, on an as-converted basis. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

The Company has no properties at December 31, 2022, and at the period covered by this Report, has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. The Company expects this arrangement to continue until the Company can raise sufficient capital to advance its research and development product pipeline.

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

Market Information

Our common stock is currently traded on the OTCQB tier of the OTC Markets under the trading symbol “CPMV”. There has been a very limited market for our common stock and our trading volume has been negligible. There is no guarantee that an active trading market will develop in our common stock. These quotations as reported by the OTCQB reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The following table sets forth the range of high and low bid quotations for each of the years ended December 31, 2022 and 2021.

	Bid Quotations
	High	Low
Year Ended December 31, 2022
Quarter Ended March 31, 2022	$3.00	$0.50
Quarter Ended June 30, 2022	$2.05	$0.66
Quarter Ended September 30, 2022	$2.00	$0.88
Quarter Ended December 31, 2022	$1.70	$0.52

Year Ended December 31, 2021
Quarter Ended March 31, 2021	$5.00	$2.80
Quarter Ended June 30, 2021	$4.00	$1.12
Quarter Ended September 30, 2021	$2.54	$0.50
Quarter Ended December 31, 2021	$1.70	$0.10

Holders

On March 1, 2023, the closing price of our stock was $1.06 per share and we had 693 stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Transfer Agent

The transfer agent of our common stock is Issuer Direct Corporation, having an office at One Glenwood Avenue, Suite 1001, Raleigh, NC 27603; their phone number is (801) 272-9294.

Dividend Policy

We paid no dividends during the periods ended December 31, 2022 and 2021, and we do not expect to pay any cash dividends in the foreseeable future. We expect to retain any potential future earnings, if any, to fund our research and development efforts.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2022:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	541,957(1)	– (2)	1,105,965(3)
Equity compensation plans not approved by stockholders	–	–	–
Total	541,957(1)	–(2)	1,105,965(3)

 ______________________

(1)	Represents restricted stock units (“RSUs”) granted under our stockholder approved equity compensation plan referred to as the 2020 Omnibus Incentive Plan (“2020 Plan”).
(2)	Weighted-average exercise price is not shown as there is no exercise price for RSUs.
(3)	On the first anniversary date from the adoption date of the 2020 Plan (or on October 21, 2022), the total number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities, such as the shares issuable upon the conversion of convertible preferred stock, as calculated on an as-converted basis. On October 21, 2021, the number of shares reserved for issuance under the 2020 Plan increased to 1,661,966, of which, 1,105,965 are available for future issuance.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, selected financial data is not required to be disclosed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K (“Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering, Inc. prior to the completion of the Reverse Merger.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Report.

Cautionary Note Regarding Forward-Looking Statements

This Report, including all documents incorporated by reference herein, includes certain statements constituting “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, including statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, and we rely on the “safe harbor” provisions in those laws. We are including this statement for the express purpose of availing ourselves of the protections of such safe harbors with respect to all such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “may,” “could,” “should,” “would,” “will,” “shall,” “propose,” “continue,” “predict,” “plan” and similar expressions are generally intended to identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Any forward-looking statement is not a guarantee of future performance. Please see Part I, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for any future period. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Overview

We are a development-stage biotechnology company focused on advancing and eventually commercializing our proprietary immunotherapy platform technology. Our lead immunotherapy product candidate, MIE-101, is based on a naturally occurring plant virus known as Cowpea mosaic virus (or CPMV) which is believed to be non-infectious in humans and animals. However, because of its virus structure and genetic composition, CPMV elicits a strong immune response when delivered directly into tumors as shown in our preclinical studies. Data from numerous mouse cancer models and in companion dogs with naturally occurring tumors show the ability of intratumoral administration of CPMV to result in anti-tumor effects in treated tumors and systemically at other sites of disease through immune activation.

Our lead immuno-oncology candidate, MIE-101, resulted from years of research by our scientific co-founders that was supported by numerous grants from federal and private funding agencies. Published preclinical data from our co-founders’ studies and ongoing research support the potential anti-cancer activity of MIE-101 as a monotherapy. In addition, preclinical data generated further support the potential of MIE-101 to improve anti-tumor effects of standard cancer treatments including chemotherapy, radiation therapy and checkpoint inhibitors. These studies include data from multiple preclinical tumor models, veterinary studies in companion animals with naturally occurring cancer, as well as showing the potential to activate human immune effector cells in vitro. MIE-101 is currently in late-stage preclinical development and our goal is to advance MIE-101 into veterinary studies and into Phase I clinical trials within 18 to 24 months from the date we are able to raise sufficient funding.

Summary of Significant Events

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license the CPMV platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. On May 4, 2022, we entered into the license agreement with CWRU (“License Agreement”) pursuant to our rights granted under the License Option Agreement (see Note 6 to the accompanying audited consolidated financial statements). On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a reverse merger transaction, as further described below.

Reverse Merger

On August 19, 2020, Patriot Scientific Corporation, a corporation organized under Delaware law on March 24, 1992 (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a stock purchase agreement (“Stock Purchase Agreement”), whereby one of the wholly owned subsidiaries of Patriot Scientific Corporation merged with and into Private Mosaic, with Private Mosaic surviving as wholly owned subsidiary of Patriot Scientific Corporation (the “Reverse Merger”). The transaction closed on August 21, 2020 (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement.

On the Closing Date, Patriot Scientific Corporation acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of the Company’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of the Company’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converted into 10.194106 shares of common stock as defined in the Series A Certificate of Designation. Each share of Series B Preferred converts into 11.46837 shares of common stock of the Company, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, owned 90% of the issued and outstanding common stock of the Company as of the Closing Date.

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

Other Key Corporate Events

On November 30, 2020, we filed amended and restated articles of incorporation with the Secretary of State of the State of Delaware (“Amended and Restated Certificate”) to change the name of the Company to Mosaic ImmunoEngineering, Inc. (“Name Change”) to align the Company’s corporate name with its new strategic direction, to implement a 1-for-500 reverse stock split (“Reverse Stock Split”), and to reduce the number of authorized shares of common stock from 600 million to 100 million. The Reverse Stock Split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split. On December 30, 2020, we changed our fiscal year end from May 31 to December 31.

Our funding has primarily come from the issuance of convertible notes. On May 7, 2021 and February 18, 2022, we issued unsecured convertible promissory notes in the aggregate principal amount of $575,000 and $341,632, respectively (see Note 7 to the accompanying consolidated financial statements).

On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, Inc. (“Holocom”) pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock at a redemption price of $0.40 per share, provided Holocom has sufficient capital to redeem the underlying shares. During the year ended December 31, 2022, we received cash proceeds in the amount of $343,000 upon the redemption of 857,500 shares of Series A Preferred Stock (see Note 4 to the accompanying consolidated financial statements).

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

In February 2007, we invested an aggregate of $370,000 in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks, in exchange for 2,100,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), which represented an approximate 46% ownership interest in Holocom, on an as-converted basis. Pursuant to the articles of incorporation of Holocom, the Series A Preferred Stock is convertible at our option into shares of common stock of Holocom on a one-to-one basis or is redeemable at any time after May 31, 2007 at a redemption price equal to $0.40 per share or $840,000 in aggregate, provided Holocom has sufficient funding to redeem our shares of Series A Preferred Stock.

On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. Pursuant to the Redemption Agreement, we received cash proceeds in the amount of $336,000 upon the redemption of 840,000 shares of Series A Preferred Stock, which amount is included in other income in the accompanying audited consolidated statements of operations (see Note 4 to the accompanying audited consolidated financial statements). The remaining shares of Series A Preferred Stock are expected to be redeemed over a period of thirty (30) months beginning August 1, 2022 based on the following redemption schedule:

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

As of December 31, 2022, of the 175,000 shares of Series A Preferred Stock to be redeemed under the aforementioned redemption schedule covering the periods of August 2022 and December 2022, Holocom has redeemed 17,500 shares of Series A Preferred Stock in exchange for $7,000. Any amounts not paid within fifteen (15) days of its respective due date shall accrue interest at a rate of 8% per annum until fully paid and retroactively adjusted to 12% per annum from its original due date for amounts not paid within 90 days of its original due date.

Notwithstanding the foregoing, Holocom also agreed to expedite the redemption of the Series A Preferred Stock in the event that Holocom has excess cash on hand, which amount shall be calculated at each calendar month end period date (“Month End Date”), equal to an amount of (i) total cash on hand of Holocom and Scripps Ventures, Inc. (a related party entity of Holocom) (ii) less $200,000 (“Excess Capital”). Holocom agreed to redeem a number of shares of Series A Preferred Stock equal to the amount of Excess Capital divided by $0.40 per share no later than ten (10) business days following the Month End Date. There were no additional redemptions of Series A Preferred Stock during the year ended December 31, 2022. During January 2023, 52,500 shares of Series A Preferred Stock were redeemed under the Redemption Agreement in exchange for $21,000.

2.	Fair Value of Financial Instruments

Anti-Dilution Issuance Rights Derivative Liability

Pursuant to the Series B Preferred Certificate of Designation, the Series B Preferred includes certain anti-dilution issuance rights, whereby the holder will continue to maintain equity ownership equal to 10% of the fully diluted shares of common stock outstanding, calculated on an as converted basis, including all other convertible securities outstanding and reserved for issuance (and excluding stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company) until we raise the Capital Threshold under the License Agreement (see Note 6 to the accompanying audited consolidated financial statements). As of December 31, 2022 and 2021, the Capital Threshold was approximately $283,000 and $626,000, respectively.

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At December 31, 2022 and 2021, the estimated fair value of the anti-dilution issuance rights was $46,700 and $104,300, respectively. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Fair value of common stock (per share)	$0.99	$1.02
Estimated additional shares of common stock	71,511	134,229
Expected volatility	130%	105%
Expected term (years)	0.25	0.25
Risk-free interest rate	4.42%	0.06%

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

In addition, utilization of our net operating loss carryforwards may be subject to an annual limitation due to ownership change limitations that may have occurred as a result of the Reverse Merger that closed in August 2020, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the net operating loss carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a Company by certain stockholders. Moreover, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us.

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

Results of Operations

Years Ended December 31, 2022 and 2021

Research and Development Expenses

Research and development expenses of approximately $1,048,000 for the year ended December 31, 2022 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies of approximately $1,041,000, including approximately $124,000 in share-based compensation. We believe our research and development expenses will increase significantly over time, provided we are able to raise sufficient capital to advance our lead program.

Research and development expenses of approximately $1,456,000 for the year ended December 31, 2021 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $499,000 in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses of approximately $1,579,000 for the year ended December 31, 2022 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $1,050,000, including approximately $171,000 in share-based compensation expense, fees for outside legal counsel of approximately $20,000, legal fees related to intellectual property rights of approximately $347,000, audit, tax, accounting and filing fees of approximately $80,000, director and officer insurance of approximately $45,000, investor and public relation fees of approximately $21,000, and other fees and expenses of approximately $16,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel, provided we are able to raise sufficient capital to advance our lead program.

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

Other Income (Expense)

Gain on Sale of Holocom Preferred Stock

In February 2007, we invested an aggregate of $370,000 in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks, in exchange for 2,100,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”). Pursuant to the articles of incorporation of Holocom, the Series A Preferred Stock is convertible at our option into shares of Holocom’s common stock on a one-to-one basis or is redeemable at any time after May 31, 2007 at a redemption price equal to $0.40 per share or $840,000 in aggregate, provided Holocom has sufficient funding to redeem our Series A Preferred Stock. On July 6, 2022, we entered into a redemption agreement with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. During the year ended December 31, 2022, we received cash proceeds in the amount of $343,000 upon the redemption of 857,500 shares of Series A Preferred Stock (see Note 4 to the accompanying consolidated financial statements).

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of approximately $58,000 for the year ended December 31, 2022 pertains to a decrease in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred (see Note 3 to the accompanying consolidated financial statements).

The change in valuation of the derivative liability of approximately $21,000 for the year ended December 31, 2021 pertains to an increase in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred (see Notes 3 and 6 to the accompanying consolidated financial statements).

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $70,000 and $30,000 for the year ended December 31, 2022 and 2021, respectively, represents interest expense on convertible notes (see Note 7 to the accompanying consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $82,000 and 130,000 for the year ended December 31, 2022 and 2021, respectively, pertains to the accretion of the convertible notes to their redemption value using the effective interest method (see Note 7 to the accompanying consolidated financial statements).

Liquidity and Capital Resources

On August 21, 2020, we completed a reverse merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was invested in convertible notes. During February 2022, we raised an additional $341,632 from the issuance of convertible notes. During the year ended December 31, 2022, we received $343,000 from the redemption of Holocom Series A Preferred Stock (see Note 4 to the accompanying consolidated financial statements). As of December 31, 2022, we had cash and cash equivalents of $220,645. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Report.

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

We plan to continue to fund losses from operations and future funding needs through our cash on hand and future equity and/or debt offerings, as well as potential collaborations or licensing arrangements with other companies.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. If we raise funds from the issuance of equity securities (which will be challenging in light of current market conditions combined with our early stage of development), substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing (also challenging in light of current market conditions combined with our early stage of development), the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we may not be able to enter into any such contracts or license arrangements on favorable terms, or at all. Since the closing date of the Reverse Merger, our limited cash position has required us to perform only limited development activities and to delay and scale back our development programs and other activities to remain afloat. If we continue to have insufficient funds, we may be required to cease our operations altogether.

In addition, the continuation of disruptions caused by COVID-19, broad-based inflation, and various economic indicators that the United States economy may be entering a recession in upcoming quarters may cause investors to slow down or delay their decision to deploy capital which will adversely impact our ability to fund future operations. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. If we are unable to raise additional capital and continue to have insufficient funds, we may be required to cease our operations altogether. The above matters raise substantial doubt regarding our ability to continue as a going concern.

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash used in operating activities	$(690,129)	$(679,236)
Net cash provided by investing activities	343,000	27,637
Net cash provided by financing activities	341,632	525,003
Net decrease in cash and cash equivalents	$(5,497)	$(126,596)

Cash Flows From Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 consisted of our net loss of $2,380,870 combined with a decrease in the fair value of the derivative liability of $57,600 and a gain on redemption of preferred stock of Holocom of $343,000, which amounts were offset by (i) non-cash share-based compensation expense of $295,123, (ii) non-cash interest expense of $69,738, (iii) the accretion to redemption value on convertible notes of $81,843, and (iv) a net change in operating assets and liabilities of $1,644,637 primarily due to an increase in accounts payable, accrued compensation, accrued consulting, and other accrued expenses of $1,641,917, in aggregate.

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

Cash Flows From Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 consisted of proceeds received from our partial redemption of Holocom’s Series A Preferred Stock of $343,000 (see Note 4 to the accompanying consolidated financial statements).

Net cash provided by investing activities for the year ended December 31, 2021 consisted of net proceeds received of $27,637 from the dissolution of Phoenix Digital Solutions LLC (“PDS”), representing our 50% interest in PDS.

Cash Flows From Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 consisted of net proceeds received from the issuance of convertible notes of $341,632 (see Note 7 to the accompanying consolidated financial statements).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control — Integrated Framework – 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Controls over Financial Reporting

Management has determined that, as of December 31, 2022, there were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

On June 14, 2021, by written consent of the holders of 80% of the voting power of our issued and outstanding capital stock (“Majority Shareholders”), the Majority Shareholders voted in favor of seven directors to the Company’s Board of Directors (the “Board”) to serve until the first annual meeting of stockholders to occur following the first date on which our common stock is listed or quoted on a national securities exchange or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers, subject in each case to the terms and conditions of their respective offer letter or consulting agreement, serve at the discretion of the Board, and are appointed to serve by the Compensation Committee of the Board. The following table and text set forth below contain the names and ages of each person serving as our directors and/or executive officers as of December 31, 2022. The business address of each of the directors and executive officers is 9114 Adams Avenue, #202, Huntington Beach, California 92646.

Name	Age	Position and Term
Steven King	58	Director (since August 21, 2020); President and Chief Executive Officer (since August 31, 2020)
Robert Baffi, Ph.D.	67	Director (since July 15, 2021)
Gloria H. Felcyn	80	Director (since October 2002)
Robert Garnick, Ph.D.	73	Director (since August 21, 2020)
Carlton M. Johnson, Jr.	63	Director (since August 2001); former Interim Chief Executive Officer (April 1, 2019 to August 28, 2020) and Interim Chief Financial Officer (October 3, 2019 to August 28, 2020)
Paul Lytle	54	Director (since August 21, 2020); EVP, Chief Financial Officer, Corporate Secretary (since August 31, 2020)
Nicole Steinmetz, Ph.D.	43	Director (since August 21, 2020); acting Chief Scientific Officer (since August 31, 2020)

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

The following biographical summaries set forth below contain certain information concerning the members of our Board of Directors and our executive officers as of December 31, 2022, including principal occupation, business experience, other directorships, and director qualifications. There is no blood or other familial relationship between or among our directors or executive officers.

Steven King. Mr. King was nominated to serve as a director on August 21, 2020 and was appointed President and Chief Executive Officer on August 31, 2020. Mr. King has served as President and Chief Executive Officer of Peregrine Pharmaceuticals, Inc. (now known as Avid Bioservices, Inc.) (Nasdaq: CDMO) and its wholly owned biomanufacturing subsidiary Avid Bioservices, Inc., for over 15 years, during which time the company advanced its lead compound through Phase III clinical development, while growing revenues to over $55 million. Prior to joining Peregrine, Mr. King was employed at Vascular Targeting Technologies, Inc., which was acquired by Peregrine in 1997. Mr. King served in a variety of executive roles at Peregrine and Avid Bioservices, Inc., including Chief Executive Officer and board member of Peregrine (2003 to 2017), and President and board member of Avid Bioservices (2002-2017). Mr. King also serves as a member of the board of directors of Oncotelic Therapeutics Inc.

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

Gloria H. Felcyn, CPA (retired).  Ms. Felcyn has served as a director of the Company since October 2002 and is currently the Chairman of the Audit Committee of the Board. Since 1982, Ms. Felcyn has been the principal in her own certified public accounting firm, during which time she represented major individual and corporate clients in Silicon Valley including Helmut Falk Sr, a major shareholder and early developer of Patriot Scientific Corporation. Following Mr. Falk’s death, Ms. Felcyn represented his estate and family trust as Executrix and Trustee of the Falk Estate and The Falk Trust. Prior to establishing her firm, Ms. Felcyn worked for the national accounting firm of Hurdman and Cranston from 1969 through 1970 and Price Waterhouse & Co. in San Francisco and New York City from 1970 through 1976, during which period she represented major Fortune 500 companies. Subsequent to that, Ms. Felcyn worked in the field of international tax planning with a major real estate syndication company in Los Angeles until 1982 when she decided to start her own CPA practice in Northern California. A major portion of Ms. Felcyn’s CPA practice was “Forensic Accounting”, which involves valuation of business entities and investigation of assets. Ms. Felcyn has testified as a Tax Expert in Tax Court and District Court, on behalf of her personal clients in addition to testifying on behalf of Patriot Scientific Corporation in US District Court. Ms. Felcyn has published tax articles for “The Tax Advisor” and co-authored a book published in 1982, “International Tax Planning”. On June 4, 2020, Ms. Felcyn retired from her public accounting practice.

The Board of Directors concluded that Ms. Felcyn should serve as a director of the Company and as the chairperson of the Audit Committee in light of the extensive financial and accounting experience that she has obtained over her career.

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

Paul Lytle. Mr. Lytle was nominated to serve as a director on August 21, 2020, and was appointed Executive Vice President, Chief Financial Officer on August 31, 2020. Mr. Lytle has over 25 years of finance and accounting experience, including over 20 years of public company experience and CFO experience in the field of biotechnology and medical devices. Mr. Lytle served as Executive Vice President, Chief Financial Officer of Breathe Technologies, Inc. (“Breathe”), a private venture-backed medical device company with an approved portable ventilator, from September 2018 to December 2019. During this period, Mr. Lytle played a key role in preparing the company for a successful exit for investors and in September 2019, Breathe was acquired by Hillrom Holding, Inc. through a reverse merger. Prior to Breathe, Mr. Lytle served as Chief Financial Officer of Peregrine Pharmaceuticals, Inc. (now known as Avid Bioservices, Inc.) (Nasdaq: CDMO) for 18 years, during which time the company advanced multiple products in oncology and infectious diseases, while starting and expanding its biomanufacturing business to over $55 million in revenue. Prior to joining Peregrine, Mr. Lytle was employed by Deloitte.

The Board concluded that Mr. Lytle should serve as a director because of his extensive experience with public companies in the biotechnology field along with his experience with product development, corporate financing, mergers and acquisitions, and corporate governance.

Nicole Steinmetz, Ph.D. Dr. Steinmetz was nominated to serve as a director on August 21, 2020, and as acting Chief Scientific Officer on August 31, 2020 as an independent contractor. Dr. Steinmetz is a full-time Professor and Vice Chair of NanoEngineering at the University of California, San Diego (July 2018 - present), where she also serves as the Founding Director of the Center for Nano-ImmunoEngineering and Co-Director for the Center of Engineering in Cancer. Dr. Steinmetz started her independent career at Case Western Reserve University School of Medicine in the Department of Biomedical Engineering, where she was promoted through the ranks of Assistant Professor (October 2010), Associate Professor (July 2016), Full Professor (January 2018). Dr. Steinmetz trained at The Scripps Research Institute, La Jolla, CA where she was a NIH K99/R00 awardee and AHA post-doctoral fellow (2007-2010); she obtained her Ph.D. in Bionanotechnology from the University of East Anglia where she prepared her dissertation as a Marie Curie Early Stage Training Fellow at the John Innes Centre, Norwich, UK (2004-2007). Her early training was at the RWTH-Aachen University in Germany, where she obtained her Masters in Molecular Biotechnology (2001-2004) after completing her pre-Diploma from the Ruhr University Bochum, Germany (1998-2001). Dr. Steinmetz has authored more than 200 peer-reviewed journal articles (H Index 65), reviews, book chapters, and patents; she has authored and edited books on Virus-based nanotechnology. Research in the Steinmetz Lab is and has been funded through grants from federal agencies, including National Institute of Health, National Science Foundation (including an NSF CAREER), US Department of Agriculture, and Department of Energy, as well as private foundations, including Susan G. Komen Foundation, American Cancer Society, and American Heart Association. Over the past 10 years, Dr. Steinmetz has been awarded grants as Principal Investigator (“PI”) and Co-PI totaling over $45 million in total funding. Dr. Steinmetz served as a standing member of the NIH Nanotechnology study section. She serves on numerous Editorial Advisory Boards including Molecular Pharmaceutics, ACS Nano, Materials Chemistry B, Materials Advances, and Advanced Therapeutics. Dr. Steinmetz has won many recognitions and awards; for example, she was elected Fellow of the National Academy of Inventors, the Royal Society of Chemistry and American Institute for Medical and Biological Engineering.

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

Meetings of the Board

Our Board held frequent telephonic meetings with the executive officers and management. In addition, the Board acted on several corporate actions through four (4) unanimous written consents during the year ended December 31, 2022. The compensation committee acted three (3) times by unanimous written consent during the year ended December 31, 2022. The corporate governance and nominating committee held no meetings during the year end December 31, 2022. The Audit Committee held four (4) meetings and acted one (1) time by unanimous written consent during the year ended December 31, 2022 and, pre-approved all audit and audited related services and fees, reviewed all Company filings with the SEC, and was provided all required communications from our independent registered public accounting firm.

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

Annual Meeting Attendance

Our policy is to invite and encourage each member of our Board to be present at any annual meetings of stockholders. During the year ended December 31, 2022, there was no annual meeting of stockholders.

Director Compensation

We did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of our non-employee directors during the year ended December 31, 2022. In addition, we reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the year ended December 31, 2022.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to Mosaic ImmunoEngineering, Inc., 9114 Adams Avenue, #202, Huntington Beach, California 92646, Attention: Board of Directors. The Corporate Secretary reviews and forwards correspondence to the appropriate director or group of directors for response.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the compensation of the named executive officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total Compensation ($)
Steven King, President and Chief	2022	$250,000	(1)	$–	$–	$16,322	(2)	$266,322
Executive Officer (“CEO”)	2021	$250,000	(1)	$–	$–	$14,991	(2)	$264,991

Paul Lytle, EVP, Chief Financial	2022	$250,000	(1)	$–	$–	$41,647	(2)	$291,647
Officer (“CFO”)	2021	$250,000	(1)	$–	$–	$38,440	(2)	$288,440

(1)	Of such amount, Mr. King and Mr. Lytle have agreed to defer 85% of their base salary payable in cash until such a time that the Company is able to raise at least $4 million in funding.
(2)	Represents the cost of benefits paid on behalf of the named executive officer for health, dental, and vision benefits.

Outstanding Equity Awards

The following table sets forth certain information regarding unexercised stock options and unvested stock awards held by our named executive officers as of December 31, 2022:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Steven King	12/16/2020(1)	–	–	–	–	65,218	64,566
	12/16/2020(2)	–	–	–	–	43,479	43,044

Paul Lytle	12/16/2020(1)	–	–	–	–	42,392	41,968
	12/16/2020(2)	–	–	–	–	37,772	37,394

______________

(1)	RSU award will vest 100% on the sooner of August 31, 2023 or last date of employment.
(2)	RSU award will vest 100% on the sooner of (i) August 31, 2024, provided the Company is listed on a national exchange such as the Nasdaq Stock Market prior to August 31, 2024 (ii) upon a merger or acquisition of the Company, provided the holder agrees to accept the underlying shares in writing, or (iii) upon the holders last date of employment, provided the holder agrees to accept the underlying shares in writing.
(3)	Market value is calculated based on the closing price of our common stock of $0.99 per share on December 31, 2022, times the number of shares subject to the RSU award. Each RSU represents the contingent right to receive, upon vesting, one share of our common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership

The following table sets forth information, as of March 1, 2023, regarding the beneficial ownership of our common stock and Series B Preferred by:

•	each person known by us to be a beneficial owner of more than five percent (5%) of our outstanding common stock
•	each person known by us to be a beneficial owner of more than five percent (5%) of our Series B Preferred Stock;
•	each of our directors;
•	each of our named executive officers; and
•	all current directors and named executive officers as a group.

The amounts and percentage of common stock and Series B Preferred beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 1, 2023, including, but not limited to, any right to acquire the security upon vesting of a restricted stock units (“RSUs”) or through the exercise of any option or warrant or through the conversion of a security. Any securities not outstanding that are subject to outstanding RSUs, options, warrants or other convertible securities shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by that person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

Unless otherwise indicated, each person named below holds sole investment and voting power, other than the powers that may be shared with the person’s spouse under applicable law. Unless otherwise noted below, each individual’s address is 9114 Adams Avenue, #202, Huntington Beach, California 92646.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)	Percent of Class (1)
Common Stock, $0.00001 par value:
	Nicole Steinmetz, Ph.D. (2)	2,222,946	30.65%
	Steven King (3)	1,662,900	22.89%
	Paul Lytle	1,641,252	22.66%
	Case Western Reserve University (4)	802,786	9.98%
	Steven Fiering, Ph.D.	570,870	7.88%
	Robert Garnick, Ph.D. (5)	525,446	7.09%
	Robert A. Baffi, Ph.D. (5)	168,652	2.28%
	Gloria H. Felcyn (6)	57,597	*
	Carlton M. Johnson, Jr.	1,050	*

	All officers and directors as a group	6,279,843	81.9%
	(seven individuals in total)

Series B Preferred, $0.00001 par value:
	Case Western Reserve University 10900 Euclid Avenue Adelbert Hall, Suite 4 Cleveland, OH 44106-7014	70,000	100.0%

 _____________

* Represents less than 1%
(1)	Applicable percentage ownership of common stock computed on the basis of 7,242,137 shares of common stock and 70,000 shares of Series B Preferred outstanding at March 1, 2023.
(2)	Includes 570,870 shares of common stock held by spouse and 10,824 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.
(3)	Includes 21,648 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.
(4)	Represents the conversion of 70,000 shares of our Series B Preferred, whereby each share of the Series B Preferred shall initially convert into 11.46837 shares of common stock of the Company subject to certain anti-dilution protections as defined in the Series B Certificate of Designations.
(5)	Includes 168,652 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.
(6)	Includes 55,693 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

Our Audit Committee Charter provides that the Audit Committee of the Board of Directors will review and approve all related party transactions involving directors or executive officers and will review and monitor conflicts of interest situations involving such individuals where appropriate, and approve or prohibit any involvement of such persons in matters that may involve a conflict of interest or taking of a corporate opportunity. There were no transactions, or series of transactions during the year ended December 31, 2022, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest.

Notwithstanding the foregoing, during April 2021, we entered into consulting agreements (retroactive to September 1, 2020) with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Jonathan Pokorski, Ph.D. (Dr. Steinmetz’s spouse), and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. During the year ended December 31, 2022, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $60,000, $30,000 and $30,000, respectively, included in research and development expenses in the accompanying consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for year ended December 31, 2022 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger.

In addition, on February 18, 2022, we entered into convertible note purchase agreements with sixteen (16) accredited investors, including five (5) members of our Board that participated on the same terms as other accredited investors, in the aggregate principal amount of $341,632. Of such amount, the five (5) members of our Board invested $155,000 in aggregate (see Note 7 to the accompanying consolidated financial statements).

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

The following table presents fees for professional services rendered by KMJ Corbin & Company LLP for the audit of the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021 and fees billed for other services rendered by KMJ Corbin & Company LLP for those periods.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit fees (1)	$44,150	$42,720
Audit-related fees (2)	–	2,900
Tax fees (3)	8,500	15,742
All other fees	–	–
Total fees	$52,650	$61,362

________________

(1)	Audit fees pertain to the aggregate fees by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, such as registration statements.
(2)	This category of services would include, among others: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	This category consists of fees for professional services rendered for tax compliance and tax advice.

In addition, KMJ Corbin & Company LLP, our independent auditor, may not provide any services to our officers or Audit Committee members, including financial counseling or tax services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this Report on Form 10-K:

1.	Financial Statements. The following consolidated financial statements and Report of Independent Registered Public Accounting Firm are included starting on page F-1 of this Report:

-	Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm (KMJ Corbin & Company LLP PCAOB ID#: 170)
-	Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021
-	Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021
-	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2022 and 2021
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
-	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.

3.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008)
3.1	Amended and Restated Certificate of Incorporation of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2020).
3.2	Amended and Restated Bylaws of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 1, 2020).
3.3.1	Certificate of Designation of Series A Convertible Voting Preferred Stock (“Series A Preferred”) (incorporated by reference to Exhibit 3.3.9 to Form 8-K filed on August 25, 2020).
3.3.2	Certificate of Designation of Series B Convertible Voting Preferred Stock (“Series B Preferred”) (incorporated by reference to Exhibit 3.3.10 to Form 8-K filed on August 25, 2020).
3.3.3	Investor Rights Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.11 to Form 8-K filed on August 25, 2020).
3.3.4	Voting Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.12 to Form 8-K filed on August 25, 2020).
4.1	Specimen of Common Stock Certificate of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on December 1, 2020)
4.2+	2020 Omnibus Incentive Plan of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Appendix C to our Information Statement on Schedule 14C filed with the SEC on November 2, 2020).
10.1	Stock Purchase Agreement dated August 19, 2020 among Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.), PTSC Sub One Inc., private Mosaic ImmunoEngineering, Inc., certain stockholders of private Mosaic ImmunoEngineering, Inc. set forth therein, and Steven King (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 25, 2020).

10.2	Materials Transfer, Evaluation and Exclusion Option Agreement dated July 1, 2020 between Company and Case Western Reserve University (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on October 15, 2020).
10.3+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Steven King (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on December 29, 2020)
10.4+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Paul Lytle (incorporated by reference to Exhibit 10. 4 to Form 10-Q filed on December 29, 2020)
10.5	Code of Business Conduct and Ethics, as adopted on November 3, 2020 (incorporated by reference to Exhibit 10.5 to Form 10-KT filed on March 2, 2021)
10.6+	Form of Incentive Stock Option Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-KT filed on March 2, 2021)
10.7+	Form of Non-Qualified Stock Option Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-KT filed on March 2, 2021)
10.8+	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-KT filed on March 2, 2021)
10.9+	Form of Restricted Stock Unit Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 10-KT filed on March 2, 2021)
10.10+	Form of Stock Appreciation Rights Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 10-KT filed on March 2, 2021)
10.11+	Form of Indemnification Agreement by and between the Company and the Officers and Board of Directors of the Company (incorporated by reference to Exhibit 10.11 to Form 10-KT filed on March 2, 2021)
10.12+	Consulting agreement signed April 29, 2021 by and between Registrant and Dr. Nicole Steinmetz (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2021)
10.13	Form of Convertible Note Purchase Agreement dated May 7, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 10, 2021)
10.14	Form of Convertible Note Purchase Agreement dated February 18, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 22, 2022)
10.15	Redemption Agreement by and between Mosaic ImmunoEngineering, Inc. and Holocom, Inc. dated July 6, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 12, 2022)
10.16**	License Agreement by and between Mosaic ImmunoEngineering, Inc. and Case Western Reserve University dated May 4, 2022 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 4, 2022)
21.1*	List of subsidiaries of the Company
23.1*	Consent of KMJ Corbin & Company LLP
24*	Power of Attorney (included on signature page of this Annual Report)
31.1*	Certification of Steven King, President and Chief Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1*	Certification of Steven King, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

*	Filed herewith.
**	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 2, 2023	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

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

Signature	Title	Date

/s/ Steven King	President and Chief Executive Officer, Director	March 2, 2023
Steven King	(Principal Executive Officer)

/s/ Paul Lytle	EVP, Chief Financial Officer, Director	March 2, 2023
Paul Lytle	(Principal Financial and Accounting Officer)

/s/ Nicole Steinmetz, Ph.D.	Acting Chief Scientific Officer, Director	March 2, 2023
Nicole Steinmetz, Ph.D.

/s/ Robert Baffi Ph.D.	Director	March 2, 2023
Robert Baffi, Ph.D.

/s/ Gloria Felcyn	Director	March 2, 2023
Gloria Felcyn

/s/ Robert Garnick, Ph.D.	Director	March 2, 2023
Robert Garnick, Ph.D.

/s/ Carlton Johnson	Director	March 2, 2023
Carlton Johnson

Mosaic ImmunoEngineering, Inc.

Index to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Mosaic ImmunoEngineering Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mosaic ImmunoEngineering, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has minimal cash on hand and has not yet generated any revenue. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Anti-Dilution Issuance Rights

Critical Audit Matter Description

As described further in Notes 3, 6 and 8 to the consolidated financial statements, the terms of the Company’s Series B Convertible Voting Preferred Stock contain certain anti-dilution issuance rights. The accounting for the anti-dilution feature was complex, as it required management to perform a valuation of the anti-dilution feature at December 31, 2022 with the assistance of a specialist, which involved estimation of the fair value of the anti-dilution feature, as well as determined the appropriate classification and prepared the disclosure of the anti-dilution feature in the consolidated financial statements.

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

How the Critical Audit Matter Was Addressed in the Audit

We tested the Monte Carlo simulation model prepared by management’s specialist at December 31, 2022 and assessed the reasonableness of the inputs and significant assumptions. We involved our valuation specialist to assist in the evaluation of the Company’s determination of the fair value of the anti-dilution feature, which included testing the appropriateness of the methodology and underlying assumptions used. We also performed sensitivity analyses to evaluate the materiality of reasonable changes in management’s assumptions. Additionally, we read and assessed the completeness and accuracy of management’s disclosure of the anti-dilution feature.

Accounting for Convertible Note Agreements

Critical Audit Matter Description

As described further in Notes 2 and 7 to the consolidated financial statements, the terms of the Company’s convertible note agreements (“Convertible Notes”) entered into with certain investors contain no maturity or repayment terms and are only convertible upon a future financing.

Auditing management’s accounting for the Convertible Notes and the appropriate classification was challenging due to the complex nature of the relevant accounting guidance, as well as the extent of management’s judgments in the application of the guidance. Management determined that it was appropriate to account for the Convertible Notes as share-settled debt as the instruments embody a conditional obligation to issue a variable number of the Company’s equity shares and at inception, the monetary value of the obligation is based solely on a fixed value known at inception.

How the Critical Audit Matter Was Addressed in the Audit

We obtained an understanding of management’s assessment of the accounting treatment of the Convertible Notes through inspection of the underlying agreements and evaluation of the Company’s analysis of the significant terms of the Convertible Notes, the related accounting guidance and their conclusions. Our audit procedures related to the accounting for the Convertible Notes included, among others, the following: we evaluated management’s conclusions regarding the accounting and classification of the Convertible Notes, assessed the reasonableness of management’s estimated life of the Convertible Notes, recalculated the accretion to the redemption value during the year ended December 31, 2022, and assessed the completeness and accuracy of management’s disclosure of the Convertible Notes.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2020.

Irvine, California

March 2, 2023

Mosaic ImmunoEngineering, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$220,645	$226,142
Prepaid expenses and other current assets	40,632	43,352
Total current assets	261,277	269,494
Total assets	$261,277	$269,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$133,464	$113,513
Derivative liability	46,700	104,300
Accrued compensation	2,399,132	1,391,297
Accrued consulting	753,570	474,275
Accrued expenses and other	584,808	249,972
Total current liabilities	3,917,674	2,333,357

Convertible notes, net	1,228,361	735,148

Total liabilities	5,146,035	3,068,505

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,242,137 and 7,241,137 shares issued and outstanding at December 31, 2022 and 2021, respectively	72	72
Additional paid-in capital	2,023,271	1,728,148
Accumulated deficit	(6,908,102)	(4,527,232)
Total stockholders’ deficit	(4,884,758)	(2,799,011)
Total liabilities and stockholders’ deficit	$261,277	$269,494

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Operating expenses:
Research and development	$1,048,457	$1,456,119
General and administrative	1,579,065	2,045,047
Total operating expenses	2,627,522	3,501,166

Loss from operations	(2,627,522)	(3,501,166)

Other income (expense):
Gain on redemption of preferred stock of Holocom	343,000	–
Interest income	33	36
Change in valuation of derivative liability	57,600	(20,800)
Non-cash interest expense on convertible notes	(69,738)	(30,121)
Accretion to redemption value on convertible notes	(81,843)	(130,027)
Total other income (expense), net	249,052	(180,912)

Loss before provision for income taxes	(2,378,470)	(3,682,078)

Provision for income taxes	2,400	2,400

Net loss	$(2,380,870)	$(3,684,478)

Basic loss per common share	$(0.33)	$(0.55)
Diluted loss per common share	$(0.33)	$(0.55)

Weighted average number of common shares outstanding – basic and diluted	7,235,609	6,712,675

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Year Ended December 31, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2021	–	$–	70,000	$1	7,241,137	$72	$1,728,148	$(4,527,232)	$(2,799,011)

Issuance of common stock upon vesting of Restricted Stock Units	–	–	–	–	1,000	–	–	–	–

Share-based compensation	–	–	–	–	–	–	295,123	–	295,123

Net loss	–	–	–	–	–	–	–	(2,380,870)	(2,380,870)

Balances, December 31, 2022	–	$–	70,000	$1	7,242,137	$72	$2,023,271	$(6,908,102)	$(4,884,758)

For the Year Ended December 31, 2021

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2020	630,000	$6	70,000	$1	805,803	$8	$420,198	$(842,754)	$(422,541)

Conversion of Series A Convertible Voting Preferred Stock	(630,000)	(6)	–	–	6,422,290	64	(58)	–	–

Issuance of common stock upon vesting of Restricted Stock Units	–	–	–	–	13,044	–	–	–	–

Share-based compensation	–	–	–	–	–	–	1,308,008	–	1,308,008

Net loss	–	–	–	–	–	–	–	(3,684,478)	(3,684,478)

Balances, December 31, 2021	–	$–	70,000	$1	7,241,137	$72	$1,728,148	$(4,527,232)	$(2,799,011)

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2022	Year Ended December 31, 2021

Operating activities:
Net loss	$(2,380,870)	$(3,684,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	295,123	1,308,008
Gain on redemption of preferred stock of Holocom	(343,000)	–
Change in fair value of derivative liability	(57,600)	20,800
Non-cash interest on convertible notes	69,738	30,121
Accretion to redemption value on convertible notes	81,843	130,027
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,720	7,997
Refundable income taxes	–	26,078
Accounts payable	19,951	27,499
Accrued compensation	1,007,835	997,866
Accrued consulting	279,295	434,275
Accrued expenses and other	334,836	22,571
Net cash used in operating activities	(690,129)	(679,236)

Investing activities:
Proceeds from redemption of preferred stock of Holocom	343,000	–
Proceeds from dissolution of affiliate	–	27,637
Net cash provided by investing activities	343,000	27,637

Financing activities:
Proceeds from the issuance of convertible notes	341,632	525,003
Net cash provided by financing activities	341,632	525,003

Net change in cash and cash equivalents	(5,497)	(126,596)

Cash and cash equivalents, beginning of period	226,142	352,738

Cash and cash equivalents, end of period	$220,645	$226,142

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A Convertible Voting Preferred Stock to common stock	$–	$64
Conversion of accrued payable to founder to convertible note	$–	$49,997

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$2,400
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K (“Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” and “Private Mosaic” refer to Patriot Scientific Corporation and privately held Mosaic ImmunoEngineering Inc., respectively, prior to the completion of the reverse merger in August 2020.

1.        Organization and Business

Mosaic ImmunoEngineering, Inc. (the “Company,” “combined company,” “Mosaic,” “we,” “us,” or “our”), formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. We are a development-stage biotechnology company focused on advancing and eventually commercializing our proprietary immunotherapy platform technology. Our lead immunotherapy product candidate, MIE-101, is based on a naturally occurring plant virus known as Cowpea mosaic virus (or CPMV) which is believed to be non-infectious in humans and animals. However, because of its virus structure and genetic composition, CPMV elicits a strong immune response when delivered directly into tumors as shown in our preclinical studies. Data from numerous mouse cancer models and in companion dogs with naturally occurring tumors show the ability of intratumoral administration of CPMV to result in anti-tumor effects in treated tumors and systemically at other sites of disease through immune activation. MIE-101 is currently in late-stage preclinical development and our goal is to advance MIE-101 into veterinary studies and into Phase I clinical trials within 18 to 24 months from the date we are able to raise sufficient funding.

The Company has two wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company (formerly referred to as Private Mosaic in connection with the reverse merger that closed in August 2020), a corporation organized under Delaware law on March 30, 2020 (date of inception) and Patriot Data Solutions Group, Inc., an inactive subsidiary of PTSC.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2022, the Company had cash and cash equivalents of $220,645 and has not yet generated any revenue. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Annual Report on Form 10-K.

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

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

2.        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Mosaic ImmunoEngineering, Inc. and our subsidiaries. All intercompany accounts and transactions among the consolidated entities have been eliminated in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to amounts in the prior year to conform to the current year presentation. All reclassifications have been applied consistently to the periods presented. Such reclassifications have no effect on net loss as previously reported.

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

Investment in Affiliated Company

In February 2007, we invested an aggregate of $370,000 in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks, in exchange for 2,100,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), which represented an approximate 46% ownership interest in Holocom, on an as-converted basis. Prior to impairment, this investment was accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom. On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock at a redemption price equal to $0.40 per share or $840,000 in aggregate, provided Holocom has sufficient funding to redeem our shares of Series A Preferred Stock. We recognize the initial and monthly redemption of shares of Series A Preferred Stock using a cash basis of accounting rather than an accrual method as we are unable to assert that collection of amounts due under the Redemption Agreement is probable, regardless of the terms of the Redemption Agreement (see Note 4).

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts payable, derivative liability, accrued compensation, accrued consulting, accrued expenses and other, and convertible notes. The carrying value of these financial instruments, except for the derivative liability and convertible notes, approximates fair value because of the immediate or short-term maturity of the instruments. We record the derivative liability at fair value (see Note 3). The convertible notes are initially recorded at their amortized cost and are accreted to their redemption value over the estimated conversion period using the effective interest method (see Note 7).

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

Convertible Notes

The Company follows FASB’s Accounting Standards Codification (“ASC”) 480-10, “Distinguishing Liabilities from Equity” in its evaluation of the accounting for share-settled debt. ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:

a)	A fixed monetary amount known at inception;
b)	Variations in something other than the fair value of the issuer’s equity shares; or
c)	Variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

Moreover, equity classification was not an appropriate classification for the convertible notes because the underlying terms of the convertible notes do not expose the investors to risks and rewards similar to those of an owner and, therefore, do not create a shareholder relationship. Pursuant to ASC 835-30, the convertible notes were initially recorded at their amortized cost and are accreted to their redemption value over the estimated conversion period using the effective interest method (see Note 7).

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

Share-Based Compensation

We account for restricted stock units (“RSUs”) and other share-based awards granted under our equity compensation plan in accordance with the authoritative guidance for share-based compensation. The fair value of RSUs is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. At December 31, 2022 and 2021, there were no outstanding share-based awards with market or performance conditions.

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

Basic and Diluted Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing our net income (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding during the period, plus the potential dilutive effects of unvested RSUs and shares of common stock expected to be issued under our Convertible Notes and Series A and B Preferred during the period.

The potential dilutive effect of unvested RSUs outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Convertible Notes and Series A and B Preferred outstanding during the period is calculated using the if-converted method assuming the conversion of Convertible Notes and Series A and B Preferred as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents common share equivalents excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2022 and 2021, as the effect of their inclusion would have been anti-dilutive during periods of net loss:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Convertible Notes	899,579	161,330
Series A and Series B Preferred	802,786	1,313,050
Unvested RSUs	533,597	446,670
Total	2,235,962	1,921,050

Moreover, in connection with an acquisition of Crossflo by PTSC (see Note 10), 5,690 escrow shares of common stock were issued that are contingent upon certain representations and warranties made by Crossflo. We exclude these escrow shares from the basic income (loss) per share calculations and would have included the escrowed shares in the diluted income per share calculations if we reported net income.

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

In addition, utilization of our net operating loss carryforwards may be subject to an annual limitation due to ownership change limitations that may have occurred as a result of the reverse merger that closed in August 2020, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a Company by certain stockholders. Moreover, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us.

With the exception of refundable income taxes, we have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses in addition to the potential loss of deferred tax assets as a result of the reverse merger that closed in August 2020. As a result of this determination, we have recorded a full valuation allowance against our deferred tax assets.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

Recently Issued Accounting Standards Not Yet Adopted

No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

3.        Fair Value of Financial Instruments

The Company’s financial instruments consist of money market funds as well as an anti-dilution issuance rights liability pursuant to the License Option Agreement with Case Western Reserve University (“CWRU”) (see Note 6). The anti-dilution issuance rights meet the definition of a derivative under ASC Topic 815, “Derivatives and Hedging”, and the liability is carried at fair value.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2022 and 2021:

		Fair Value Measurements at December 31, 2022 Using
	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$220,645	$220,645	$–	$–
Total assets	$220,645	$220,645	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$46,700	$–	$–	$46,700
Total liabilities	$46,700	$–	$–	$46,700

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

		Fair Value Measurements at December 31, 2021 Using
	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$226,142	$226,142	$–	$–
Total assets	$226,142	$226,142	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$104,300	$–	$–	$104,300
Total liabilities	$104,300	$–	$–	$104,300

Anti-Dilution Issuance Rights Derivative Liability

Pursuant to the Series B Preferred Certificate of Designation, the Series B Preferred includes certain anti-dilution issuance rights, whereby the holder will continue to maintain equity ownership equal to 10% of the fully diluted shares of common stock outstanding, calculated on an as converted basis, including all other convertible securities outstanding and reserved for issuance (and excluding stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company) until we raise the Capital Threshold under the License Agreement (see Note 6). As of December 31, 2022 and 2021, the Capital Threshold was approximately $283,000 and $626,000, respectively.

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At December 31, 2022 and 2021, the estimated fair value of the anti-dilution issuance rights was $46,700 and $104,300, respectively. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statements of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Fair value of common stock (per share)	$0.99	$1.02
Estimated additional shares of common stock	71,511	134,229
Expected volatility	130%	105%
Expected term (years)	0.25	0.25
Risk-free interest rate	4.42%	0.06%

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

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

4.        Investment in Affiliated Companies

Holocom, Inc.

In February 2007, we invested an aggregate of $370,000 in Holocom in exchange for 2,100,000 shares of Series A Preferred Stock, which represented an approximate 46% ownership interest in Holocom, on an as-converted basis. Pursuant to the articles of incorporation of Holocom, the Series A Preferred Stock is convertible at our option into shares of Holocom’s common stock on a one-to-one basis or is redeemable at any time after May 31, 2007 at a redemption price equal to $0.40 per share or $840,000 in aggregate, provided Holocom has sufficient funding to redeem our shares of Series A Preferred Stock.

On July 6, 2022, we entered into the Redemption Agreement with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. Pursuant to the Redemption Agreement, we received cash proceeds in the amount of $336,000 upon the redemption of 840,000 shares of Series A Preferred Stock, which amount is included in other income in the accompanying consolidated statements of operations for the year ended December 31, 2022. The remaining shares of Series A Preferred Stock are expected to be redeemed over a period of thirty (30) months beginning August 1, 2022 based on the following redemption schedule:

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

As of December 31, 2022, of the 175,000 shares of Series A Preferred Stock to be redeemed under the aforementioned redemption schedule covering the five months ended December 31, 2022, Holocom has redeemed 17,500 shares of Series A Preferred Stock in exchange for $7,000. Any amounts not paid within fifteen (15) days of its respective due date shall accrue interest at a rate of 8% per annum until fully paid and retroactively adjusted to 12% per annum from its original due date for amounts not paid within 90 days of its original due date.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

Notwithstanding the foregoing, Holocom also agreed to expedite the redemption of the Series A Preferred Stock in the event that Holocom has excess cash on hand, which amount shall be calculated at each calendar month end period date (“Month End Date”), equal to an amount of (i) total cash on hand of Holocom and Scripps Ventures, Inc. (a related party entity of Holocom) (ii) less $200,000 (“Excess Capital”). Holocom agreed to redeem a number of shares of Series A Preferred Stock equal to the amount of Excess Capital divided by $0.40 per share no later than ten (10) business days following the Month End Date. There were no additional redemptions of Series A Preferred Stock during the year ended December 31, 2022.

As of December 31, 2022 and 2021, our investment in Holocom was valued at $0 based on various indicators of impairment, including Holocom’s inability to meet its business plan and raise sufficient capital, in addition to the general economic environment.

Phoenix Digital Solutions LLC (“PDS”)

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

5.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	382,207	41,585
Other accrued expenses	25,357	31,143
Total accrued expenses and other current liabilities	$584,808	$249,972

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

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

Under the License Option Agreement, Private Mosaic issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance, which represented 10% of the fully diluted shares of common stock outstanding of Private Mosaic. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the reverse merger in August 2020 of approximately $374,000 was applied against the Capital Threshold in addition to payments received from the redemption of Holocom preferred stock (see Note 4) in the amount of $343,000 as such investment existed as of closing date of the reverse merger in August 2020. As of December 31, 2022, the remaining Capital Threshold was approximately $283,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under ASC Topic 815 (see Note 3).

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

In addition, we are responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the years ended December 31, 2022 and 2021, we incurred $327,922 and $48,871, respectively, in patent legal fees associated with the License Agreement and License Option Agreement, which are included in general and administrative expenses in the accompanying consolidated statements of operations. Furthermore, we agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Agreement in the amount of approximately $303,000 (included in Accrued expenses and other in the accompanying consolidated balance sheet) in four (4) equal quarterly installments beginning upon the sooner of (i) May 2023 (extended by CRWU from an initial date of August 31, 2021) or (ii) upon the Company closing a financing in the amount of $5 million or more. As of December 31, 2022 and 2021, we have accrued $364,507 and $36,585, respectively, in accrued patent fees under the License Agreement.

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

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

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

During the years ended December 31, 2022 and 2021, we incurred $19,080 and $21,260, respectively, in intellectual property costs associated with the license agreements with UC San Diego, which amount is included in general and administrative expense in the accompanying consolidated statements of operations. In addition, for the year ended December 31, 2021, we expensed $5,500 in aggregate associated with upfront payments under the license agreements with UC San Diego, which amount is included in research and development expense in the accompanying consolidated statements of operations.

As of December 31, 2022 and December 31, 2021, we have accrued $17,700 and $5,000, respectively, in accrued patent fees under the license agreements with UC San Diego.

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

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the years ended December 31, 2022 and 2021, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $69,738 and $30,121, respectively.

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of December 31, 2022, the principal amount of Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

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

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and are being accreted to their redemption value of $1,145,790 over the estimated conversion period ending March 31, 2023 using the effective interest method. During the years ended December 31, 2022 and 2021, the Company recorded $81,843 and $130,027, respectively, in accretion to redemption value on the Convertible Notes.

8.        Stockholders’ Equity and Share-Based Compensation

Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). Pursuant to the reverse merger that closed in August of 2020, we designated and issued 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”).

Series A Preferred

On August 21, 2020, the Company issued 630,000 shares of Series A Preferred (classified as permanent equity), in exchange for 630,000 shares of Class A Common Stock of Private Mosaic in connection with the reverse merger in August 2020. On January 29, 2021, 630,000 shares of Series A Preferred automatically converted into an aggregate 6,422,290 shares of common stock upon the effectiveness of a registration statement registering the resale of the underlying shares.

Series B Preferred

On August 21, 2020, the Company issued 70,000 shares of Series B Preferred (classified as permanent equity), in exchange for 70,000 shares of Class B Common Stock of Private Mosaic in connection with the reverse merger in August 2020. Each share of Series B Preferred has a par value of $0.00001 per share, no dividend rate, a stated value of $6.50 per share, and each share of Series B Preferred initially converts into 11.46837 shares of common stock of the Company (“Series B Conversion Number”). In addition, the Series B Preferred possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series B Certificate of Designation. Furthermore, the Series B Preferred does not have any mandatory conversion rights and only converts upon written notice from the holder.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise the Capital Threshold. In addition, pursuant to the License Option Agreement, net working capital acquired under the reverse merger in August 2020 in the amount of approximately $374,000 was applied against the Capital Threshold in addition to payments received from the redemption of Holocom preferred stock (see Note 4) in the amount of $343,000 as such investment existed as of closing date of the reverse merger in August 2020. The remaining Capital Threshold was approximately $283,000 as of December 31, 2022. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3).

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of December 31, 2022, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 541,957 were subject to outstanding RSUs and 1,105,965 shares were available for future grants of share-based awards.

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the years ended December 31, 2022 and 2021 was comprised of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Research and development	$123,652	$498,913
General and administrative	171,471	809,095
Total	$295,123	$1,308,008

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

The following summarizes our transaction activity related to RSUs for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	505,192	$3.14
Granted	37,765	1.18
Vested	(1,000)	1.00
Forfeited	–	–
Nonvested at December 31, 2022	541,957	$3.01

As of December 31, 2022, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $27,000. This cost is expected to be recognized over the remaining weighted average vesting period of 1.22 years. As of December 31, 2022, 14,044 RSUs have vested under the 2020 Plan since its adoption.

9.        Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Current:
Federal	$–	$–
State	2,400	2,400
Total current	2,400	2,400

Deferred:
Federal	–	–
State	–	–
Total deferred	–	–

Total provision	$2,400	$2,400

The reconciliation of the effective income tax rate to the Federal statutory rate for the years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State income tax rate, net of Federal effect	(0.08)%	(0.05)%
Fair market value of derivative liability	0.51%	(0.12)%
Other	(0.72)%	(0.89)%
Change in valuation allowance	(20.81)%	(20.00)%
Effective income tax rate	(0.10)%	(0.06)%

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets (liabilities):
State taxes	$504	$504
Accrued expenses	953,175	554,125
Investment in affiliated company	(6,701)	(22,620)
Basis difference in property and equipment	–	7
Share-based compensation expense	478,274	384,903
Impairment of note receivable	215,261	231,180
Capitalized research and development expenses	83,744	–
382 limited net operating loss carryforwards	597,262	597,262
Net operating loss carryforwards	504,945	372,512
Valuation allowance	(2,826,464)	(2,117,873)
Net deferred tax asset	$–	$–

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $4,222,000 and $2,438,000 at December 31, 2022, respectively, of which approximately $2,647,000 and $468,000, respectively, are subject to a limitation under IRS Section 382. Approximately $3,848,000 of the federal net operating losses can be carried forward indefinitely with $2,273,000 subject to a limitation under IRS Section 382. The remaining $374,000 of federal net operating losses will expire from 2025 through 2036. The state net operating losses will expire from 2028 through 2041.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of December 31, 2022, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2007 through December 31, 2021, and we are subject to state and local income tax examinations for the tax years May 31, 2007 through December 31, 2021 due to the carryover of net operating losses related to PDSG from previous years.

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the year ended December 31, 2022 and 2021.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

10.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of December 31, 2022, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Escrow Shares

On August 31, 2009, we gave notice to the former shareholders of Crossflo and Union Bank of California (the “Escrow Agent”) under Section 2.5 of the Agreement and Plan of Merger between us and Crossflo (the “Agreement”), outlining damages incurred by us in conjunction with the acquisition of Crossflo, and seeking the return of 5,690 shares of our common stock held by the Escrow Agent. Subsequently, former shareholders of Crossflo, representing a majority of the escrowed shares responded in protest to our claim, delaying the release of the escrowed shares until a formal resolution is reached.  In the event we fail to prevail in our claim against the escrowed shares, we may be obligated to deposit into escrow approximately $256,000 of cash consideration due to the decline in our average stock price over the one-year escrow period calculated in accordance with Section 2.5 of the Agreement.  We have evaluated the potential for loss regarding our claim and believe that it is probable that the resolution of this issue will not result in a material obligation to the Company, although there is no assurance of this.  Accordingly, we have not recorded any liability for this matter.

Operating Lease

We have no lease obligations as of December 31, 2022 and there was no rent expense for the years ended December 31, 2022 and 2021. Employees are working from home offices at no cost to the Company.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements (continued)

11.        Related Parties

During April 2021, we entered into consulting agreements (retroactive to September 1, 2020) with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Jonathan Pokorski, Ph.D. (Dr. Steinmetz’s spouse), and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. During the year ended December 31, 2022, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $60,000, $30,000 and $30,000, respectively, included in research and development expenses in the accompanying consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for years ended December 31, 2022 and 2021 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of December 31, 2022 and 2021, we have accrued $238,000 and $137,500, respectively, in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying consolidated balance sheets.

In addition, on May 7, 2021, we entered into convertible note purchase agreements with five (5) accredited investors, including three (3) members of our Board of Directors that participated on the same terms as other accredited investors, in the aggregate principal amount of $575,000. Of such amount, the three members of our Board of Directors invested $225,000 in aggregate (see Note 7).

Moreover, on February 18, 2022, we entered into convertible note purchase agreements with sixteen (16) accredited investors, including five (5) members of our Board that participated on the same terms as other accredited investors, in the aggregate principal amount of $341,632. Of such amount, the five (5) members of our Board invested $155,000 in aggregate (see Note 7).

12.        Subsequent Events

From January 1, 2023 through March 2, 2023, 87,500 shares of Series A Preferred Stock were redeemed under the Redemption Agreement (see Note 3) in exchange for $35,000.

We have evaluated subsequent events after the consolidated balance sheet date and through the filing date of this Report, and based on our evaluation, management has determined that no other subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed herein and in the accompanying notes.

