Form 10-Q
period 2023-03-31
Mosaic ImmunoEngineering Inc.
filed 2023-05-12
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On May 12, 2023, 7,242,137 shares of common stock, par value $0.00001 per share, were outstanding.

i

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report on Form 10-Q refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report” or Quarterly Report”), including all documents incorporated by reference herein, includes certain statements constituting “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, including statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, and we rely on the “safe harbor” provisions in those laws. We are including this statement for the express purpose of availing ourselves of the protections of such safe harbors with respect to all such forward-looking statements. In this Report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “may,” “could,” “should,” “would,” “will,” “shall,” “propose,” “continue,” “predict,” “plan” or the negative versions of these terms and other similar expressions are generally intended to identify certain of these forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Report as well as information provided elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the SEC) on March 2, 2023. You should carefully consider that information before you make an investment decision.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part II, Item 1A of this Quarterly Report. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report as part of your evaluation of an investment in our common stock.

Risks Related to Our Operations

•	While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.
•	We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	We are early in our development efforts and our product candidates are in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of our product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
•	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or third parties’ cyber security.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We will need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to further reduce or eliminate product development and potentially cease operations.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Risks Related to the Commercialization of Our Product Candidates

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of our product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Our Intellectual Property

•	If we or Case Western Reserve University (“CWRU”) are unable to obtain and maintain intellectual property protection for technology and products under the License Agreement or if the scope of the intellectual property protection obtained by CWRU is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations under the License Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose those rights or other rights that are important to our business.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	Our common stock is quoted on the OTCQB tier of the OTC Markets, which could adversely affect the market price and liquidity of our common stock.
•	If we fail to meet the eligibility requirements of OTCQB, including our financial ability to pay required fees, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$125,777	$220,645
Prepaid expenses and other current assets	22,692	40,632
Total current assets	148,469	261,277
Total assets	$148,469	$261,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$127,910	$133,464
Derivative liability	33,900	46,700
Accrued compensation	2,622,089	2,399,132
Accrued consulting	786,215	753,570
Accrued expenses and other	601,709	584,808
Total current liabilities	4,171,823	3,917,674

Convertible notes, net	1,255,039	1,228,361

Total liabilities	5,426,862	5,146,035

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,242,137 shares issued and outstanding	72	72
Additional paid-in capital	2,028,679	2,023,271
Accumulated deficit	(7,307,145)	(6,908,102)
Total stockholders’ deficit	(5,278,393)	(4,884,758)
Total liabilities and stockholders’ deficit	$148,469	$261,277

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Operating expenses:
Research and development	$177,895	$327,659
General and administrative	281,878	401,377
Total operating expenses	459,773	729,036

Loss from operations	(459,773)	(729,036)

Other income (expense):
Gain on redemption of preferred stock of Holocom	77,000	–
Interest income	8	7
Change in valuation of derivative liability	12,800	500
Non-cash interest expense on convertible notes	(18,082)	(14,488)
Accretion to redemption value on convertible notes	(8,596)	(20,467)
Total other income (expense), net	63,130	(34,448)

Loss before provision for income taxes	(396,643)	(763,484)

Provision for income taxes	2,400	–

Net loss	$(399,043)	$(763,484)

Basic and diluted loss per common share	$(0.06)	$(0.11)

Weighted average number of common shares outstanding – basic and diluted	7,236,447	7,235,447

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2023	–	$–	70,000	$1	7,242,137	$72	$2,023,271	$(6,908,102)	$(4,884,758)

Share-based compensation	–	–	–	–	–	–	5,408	–	5,408

Net loss	–	–	–	–	–	–	–	(399,043)	(399,043)

Balances, March 31, 2023	–	$–	70,000	$1	7,242,137	$72	$2,028,679	$(7,307,145)	$(5,278,393)

For the Three Months Ended March 31, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2022	–	$–	70,000	$1	7,241,137	$72	$1,728,148	$(4,527,232)	$(2,799,011)

Share-based compensation	–	–	–	–	–	–	139,005	–	139,005

Net loss	–	–	–	–	–	–	–	(763,484)	(763,484)

Balances, March 31, 2022	–	$–	70,000	$1	7,241,137	$72	$1,867,153	$(5,290,716)	$(3,423,490)

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Operating activities:
Net loss	$(399,043)	$(763,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,408	139,005
Gain on redemption of preferred stock of Holocom	(77,000)	–
Change in fair value of derivative liability	(12,800)	(500)
Non-cash interest on convertible notes	18,082	14,488
Accretion to redemption value on convertible notes	8,596	20,467
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,940	17,817
Accounts payable	(5,554)	19,880
Accrued compensation	222,957	255,856
Accrued consulting	32,645	95,968
Accrued expenses and other	16,901	10,784
Net cash used in operating activities	(171,868)	(189,719)

Investing activities:
Proceeds from redemption of preferred stock of Holocom	77,000	–
Net cash provided by investing activities	77,000	–

Financing activities:
Proceeds from the issuance of convertible notes	–	341,632
Net cash provided by financing activities	–	341,632

Net change in cash and cash equivalents	(94,868)	151,913

Cash and cash equivalents, beginning of period	220,645	226,142

Cash and cash equivalents, end of period	$125,777	$378,055

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report on Form 10-Q ("Report" or “Quarterly Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

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

The Company has two inactive wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company, a corporation organized under Delaware law on March 30, 2020 and Patriot Data Solutions Group, Inc.

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2023, the Company had cash and cash equivalents of $125,777 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023 (continued)

2.        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.

Reclassifications

Certain reclassifications have been made to amounts in the prior period to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented. Such reclassifications have no effect on net loss as previously reported.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023 (continued)

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at March 31, 2023 and December 31, 2022:

		Fair Value Measurements at March 31, 2023 Using
	Fair Value at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$125,777	$125,777	$–	$–
Total assets	$125,777	$125,777	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$33,900	$–	$–	$33,900
Total liabilities	$33,900	$–	$–	$33,900

		Fair Value Measurements at December 31, 2022 Using
	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$220,645	$220,645	$–	$–
Total assets	$220,645	$220,645	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$46,700	$–	$–	$46,700
Total liabilities	$46,700	$–	$–	$46,700

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023 (continued)

Anti-Dilution Issuance Rights Derivative Liability

Pursuant to the Series B Preferred Certificate of Designation, the Series B Preferred includes certain anti-dilution issuance rights, whereby the holder will continue to maintain equity ownership equal to 10% of the fully diluted shares of common stock outstanding, calculated on an as converted basis, including all other convertible securities outstanding and reserved for issuance (and excluding stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company) until we raise the Capital Threshold under the License Agreement (see Note 6). As of March 31, 2023 and December 31, 2022, the Capital Threshold was approximately $206,000 and $283,000, respectively.

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At March 31, 2023 and December 31, 2022, the estimated fair value of the anti-dilution issuance rights was $33,900 and $46,700, respectively. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statements of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Fair value of common stock (per share)	$0.85	$0.99
Estimated additional shares of common stock	58,907	71,511
Expected volatility	125%	130%
Expected term (years)	0.25	0.25
Risk-free interest rate	4.85%	4.42%

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023 (continued)

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

On July 6, 2022, we entered into the Redemption Agreement with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. Pursuant to the Redemption Agreement, we received cash proceeds in the amount of $336,000 upon the redemption of 840,000 shares of Series A Preferred Stock in July 2022. The remaining shares of Series A Preferred Stock are expected to be redeemed over a period of thirty (30) months beginning August 1, 2022 based on the following redemption schedule:

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

During the three months ended March 31, 2023, 192,500 shares of Series A Preferred Stock were redeemed in exchange for proceeds of $77,000, including redemption amounts that were past due as of December 31, 2022. During the year ended December 31, 2022, of the 175,000 shares of Series A Preferred Stock to be redeemed under the aforementioned redemption schedule, Holocom redeemed 17,500 shares of Series A Preferred Stock in exchange for proceeds of $7,000. As of March 31, 2023, Holocom was past due on the redemption of 70,000 shares of Series A Preferred Stock. Any amounts not paid within fifteen (15) days of its respective due date shall accrue interest at a rate of 8% per annum until fully paid and retroactively adjusted to 12% per annum from its original due date for amounts not paid within 90 days of its original due date.

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

As of March 31, 2023 and December 31, 2022, our investment in Holocom was valued at $0 based on various indicators of impairment, including Holocom’s inability to meet its business plan and raise sufficient capital, in addition to the general economic environment.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023 (continued)

5.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	410,407	382,207
Other accrued expenses	14,058	25,357
Total accrued expenses and other current liabilities	$601,709	$584,808

In September 2008, we acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with the acquisition of Crossflo, we have accrued $177,244 that could be payable to Crossflo investors.

6.        License Agreements

License Option Agreement and License Agreement with CWRU

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

Under the License Option Agreement, we issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the reverse merger in August 2020 of approximately $374,000 was applied against the Capital Threshold in addition to payments received from the redemption of Holocom preferred stock (see Note 4) in the amount of $420,000 as such investment existed as of closing date of the reverse merger in August 2020. As of March 31, 2023, the remaining Capital Threshold was approximately $206,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under ASC Topic 815 (see Note 3).

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023 (continued)

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

In addition, we are responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the three months ended March 31, 2023 and 2022, we incurred $28,000 and $18,021, respectively, in patent legal fees associated with the License Agreement which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. Furthermore, we agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Agreement in the amount of approximately $303,000 (included in Accrued expenses and other in the accompanying condensed consolidated balance sheets) in four (4) equal quarterly installments beginning upon the sooner of (i) May 2023 (extended by CRWU from an initial date of August 31, 2021) or (ii) upon the Company closing a financing in the amount of $5 million or more. As of March 31, 2023 and December 31, 2022, we have accrued $392,507 and $364,507, respectively, in accrued patent fees under the License Agreement. While CWRU has previously granted us an extension of time to pay amounts due under the License Agreement, there can be no guarantees that CWRU will grant us any additional extension of time to pay amounts due under the License Agreement. If we fail to comply with our obligations under the License Agreement, including the payment of all amounts due under the License Agreement, we may lose the rights to developed and potentially commercialize our technology, and CWRU may have the right to terminate the License Agreement or restrict our rights, in which event we would not be able to develop or market products covered by the License Agreement, which are the products upon which our business depends.

The License Agreement will remain in effect until the later of (i) twenty (20) years from the date of the License Agreement, (ii) on the expiration date of the last-to-expire patent under the License Agreement or (iii) at the expiry of all Market Exclusivity Periods for a licensed product.

License Agreements with University of California San Diego (“UC San Diego”)

During July 2021, we licensed the exclusive rights to develop and commercialize several novel vaccine candidates, including SARS-CoV-2 and other infectious disease applications from UC San Diego. Under the licensing agreement, we are obligated to pay (i) a nominal upfront license access fee, (ii) all patent costs incurred prior to the effective date of the license agreement, (iii) annual license maintenance fees beginning on the second anniversary date of the agreement, (iv) aggregate future milestone payments based on potential clinical development and regulatory milestones of up to $165,000 through Phase III development plus additional milestones upon regulatory approval in the U.S. and other countries, (v) potential sales milestones upon achieving certain sales levels, and (vi) a low single digit royalty on net sales and/or a percentage of sublicense income.

During September 2021, we licensed the exclusive rights from UC San Diego to develop and commercialize technology that involves the loading of immuno-stimulatory molecules into plant virus protein nanoparticles, including the ability to load these molecules into MIE-101, our lead product candidate. These plant virus protein nanoparticles can be loaded with other TLR agonists to further tailor specific immune response parameters. Under the licensing agreement, we are obligated to pay (i) a nominal upfront license access fee, (ii) all patent costs incurred prior to the effective date of the license agreement, (iii) annual license maintenance fees beginning on the second anniversary date of the agreement, (iv) aggregate future milestone payments based on potential clinical development and regulatory milestones of up to $1,250,000 through Phase III development plus additional milestones upon regulatory approval in the U.S. and other countries, and (v) a low single digit royalty on net sales and/or a percentage of sublicense income.

For the three months ended March 31, 2023 and 2022, we expensed $200 and $12,538, respectively, in intellectual property costs associated with the aforementioned license agreements with UC San Diego, which amount is included in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations.

As of March 31, 2023 and December 31, 2022, we have accrued $17,900 and $17,700, respectively, in accrued patent fees under the license agreements with UC San Diego.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023 (continued)

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

On February 18, 2022, we entered into additional convertible note purchase agreements (“February Note Agreement”) with sixteen (16) accredited investors, including five (5) members of our Board that participated on the same terms as other accredited investors. Pursuant to the February Note Agreement, we received $341,632 in proceeds and issued unsecured convertible promissory notes (“February Convertible Notes”) in the aggregate principal amount of $341,632. The February Convertible Notes were issued as part of a convertible note offering authorized by the Company’s Board (the “Convertible Notes Offering”) for raising up to $5 million from the issuance of convertible notes.

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the three months ended March 31, 2023 and 2022, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,082 and $14,488, respectively.

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of March 31, 2023, the principal amount of Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023 (continued)

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

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and are being accreted to their redemption value of $1,145,790 over the estimated conversion period ending June 30, 2023 using the effective interest method. During the three months ended March 31, 2023 and 2022, the Company recorded $8,596 and $20,467, respectively, in accretion to redemption value on the Convertible Notes.

8.        Stockholders’ Equity and Share-Based Compensation

Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). We have designated and issued 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”). There are no shares of Series A Preferred outstanding and 70,000 shares of Series B outstanding as of March 31, 2023 and December 31, 2022.

Series B Preferred

On August 21, 2020, the Company issued 70,000 shares of Series B Preferred (classified as permanent equity), in exchange for 70,000 shares of Class B Common Stock in connection with the reverse merger in August 2020. Each share of Series B Preferred has a par value of $0.00001 per share, no dividend rate, a stated value of $6.50 per share, and each share of Series B Preferred initially converts into 11.46837 shares of common stock of the Company (“Series B Conversion Number”). In addition, the Series B Preferred possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series B Certificate of Designation. Furthermore, the Series B Preferred does not have any mandatory conversion rights and only converts upon written notice from the holder.

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise the Capital Threshold. In addition, pursuant to the License Option Agreement, net working capital acquired under the reverse merger in August 2020 in the amount of approximately $374,000 was applied against the Capital Threshold in addition to payments received from the redemption of Holocom preferred stock (see Note 4) in the amount of $343,000 as such investment existed as of closing date of the reverse merger in August 2020. The remaining Capital Threshold was approximately $206,000 as of March 31, 2023. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3).

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023 (continued)

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of March 31, 2023, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 541,957 were subject to outstanding RSUs and 1,105,965 shares were available for future grants of share-based awards.

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the three months ended March 31, 2023 and 2022 was comprised of the following:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Research and development	$5,408	$71,650
General and administrative	–	67,355
Total	$5,408	$139,005

The following summarizes our transaction activity related to RSUs for the three months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Nonvested and outstanding at January 1, 2023	541,957	$3.01
Granted	–	–
Vested	–	–
Forfeited	–	–
Nonvested and outstanding at March 31, 2023	541,957	$3.01

As of March 31, 2023, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $21,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.98 years. As of March 31, 2023, 14,044 RSUs have vested under the 2020 Plan since its adoption.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023 (continued)

9.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of March 31, 2023, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Escrow Shares

On August 31, 2009, we gave notice to the former shareholders of Crossflo and Union Bank of California (the “Escrow Agent”) under Section 2.5 of the Agreement and Plan of Merger between us and Crossflo (the “Agreement”), outlining damages incurred by us in conjunction with the acquisition of Crossflo, and seeking the return of 5,690 shares of our common stock held by the Escrow Agent. Subsequently, former shareholders of Crossflo, representing a majority of the escrowed shares responded in protest to our claim, delaying the release of the escrowed shares until a formal resolution is reached. In the event we fail to prevail in our claim against the escrowed shares, we may be obligated to deposit into escrow approximately $256,000 of cash consideration due to the decline in our average stock price over the one-year escrow period calculated in accordance with the agreement. We have evaluated the potential for loss regarding our claim and believe that it is probable that the resolution of this issue will not result in a material obligation to the Company, although there is no assurance of this. Accordingly, we have not recorded any liability for this matter.

Operating Lease

We have no lease obligations as of March 31, 2023 and there was no rent expense for the three months ended March 31, 2023 and 2022. Employees are working from home offices at no cost to the Company.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2023 (continued)

10.        Related Parties

During April 2021, we entered into consulting agreements (retroactive to September 1, 2020) with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Jonathan Pokorski, Ph.D. (Dr. Steinmetz’s spouse), and Steve Fiering, Ph.D., each a co-founder of the company acquired in the reverse merger and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms, in the monthly amounts of $5,000, $2,500, and $2,500, respectively. During the three months ended March 31, 2023 and 2022, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $15,000, $7,500 and $7,500, respectively, included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the three months ended March 31, 2023 and 2022 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of March 31, 2023 and December 31, 2022, we have accrued $264,625 and $238,000, respectively, in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying unaudited condensed consolidated balance sheets.

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

11.        Subsequent Events

On May 2, 2023, Nicole Steinmetz, Ph.D., advised the board of directors of the Company of her intention to resign as a member of the board of directors and acting Chief Scientific Officer effective immediately. Dr. Steinmetz confirmed to the Company’s board of directors that her resignation is not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Dr. Steinmetz will remain engaged with the Company as a scientific advisor.

From April 1, 2023 through May 12, 2023, 140,000 shares of Series A Preferred Stock were redeemed under the Redemption Agreement (see Note 4) in exchange for proceeds of $56,000.

We have evaluated subsequent events after the consolidated balance sheet date and through the filing date of this Quarterly Report, and based on our evaluation, management has determined that no other subsequent events have occurred that would require recognition in the accompanying unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed herein and in the accompanying notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Mosaic ImmunoEngineering, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the three months ended March 31, 2023, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operation

Three Months Ended March 31, 2023 and 2022:

Research and Development Expenses

The decrease in research and development expenses of approximately $150,000 for the three months ended March 31, 2023 as compared to the same prior year period was primarily due to a decrease in share-based compensation expense of approximately $66,000 as the majority of share-based awards have been fully expensed in prior periods combined with a decrease in consulting fees of approximately $67,000 due to a lower time commitment by our independent contractors. We believe our research and development expenses will increase significantly over time if we are able to raise sufficient capital to advance our programs.

Research and development expenses of approximately $328,000 for the three months ended March 31, 2022 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $72,000 in share-based compensation.

General and Administrative Expenses

The decrease in general and administrative expenses of approximately $119,000 for the three months ended March 31, 2023 as compared to the same prior year period was primarily due to (i) a decrease in share-based compensation expense of approximately $67,000 as all outstanding share-based awards have been fully expensed in prior periods, (ii) a decrease in consulting fees of approximately $14,000 due to a lower time commitment by our independent contractor, (iii) a decrease in audit and accounting fees of approximately $14,000 primarily due to the timing of expenses and fewer filings with the Securities and Exchange Commission (“SEC”), and (iv) a decrease in legal fees of approximately $22,000 primarily due to lower corporate legal fees due to fewer filings with the SEC. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel, provided we are able to raise sufficient capital to advance our programs.

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

Other Income (Expense)

Gain on Redemption of Holocom Preferred Stock

On July 6, 2022, we entered into a Redemption Agreement with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. During the three months ended March 31, 2023, we received cash proceeds in the amount of $77,000 upon the redemption of 192,500 shares of Series A Preferred Stock (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of $12,800 and $500 for the three months ended March 31, 2023 and 2022, respectively, pertains to a decrease in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $18,000 and $14,000 for the three months ended March 31, 2023 and 2022, respectively, represents interest expense on convertible notes (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $9,000 and $20,000 for the three months ended March 31, 2023 and 2022, respectively, pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period using the effective interest method (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

On August 21, 2020, we completed a reverse merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was invested in convertible notes. During February 2022, we raised an additional $341,632 from the issuance of convertible notes. During the three months ended March 31, 2023 and year ended December 31, 2022, we received proceeds of $77,000 and $343,000, respectively, from the redemption of Holocom Series A Preferred Stock (see Note 4 to the accompanying consolidated financial statements). As of March 31, 2023, we had cash and cash equivalents of $125,777. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash used in operating activities	$(171,868)	$(189,719)
Net cash provided by investing activities	77,000	–
Net cash provided by financing activities	–	341,632
Net change in cash and cash equivalents	$(94,868)	$151,913

Cash Flows From Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 consisted of our net loss of $399,043 combined with a decrease in the fair value of the derivative liability of $12,800 and a gain on redemption of preferred stock of Holocom of $77,000, which amounts were offset by (i) non-cash share-based compensation expense of $5,408, (ii) non-cash interest expense of $18,082, (iii) the accretion to redemption value on convertible notes of $8,596, and (iv) a net change in operating assets and liabilities of $284,889 primarily due to an increase in accounts payable, accrued compensation, accrued consulting, and other accrued expenses of $266,949, in aggregate.

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

Cash Flows From Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 consisted of proceeds received from our partial redemption of Holocom’s Series A Preferred Stock of $77,000 (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 consisted of net proceeds received from the issuance of convertible notes of $341,632 (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of March 31, 2023, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q (“Report” or “Quarterly Report”) before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, financial condition, results of operations and cash flows and, in such case, our future prospects would likely be materially and adversely affected.

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

Risks Related to Our Operations

While the Company’s consolidated financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.

There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Report. As of March 31, 2023, the Company had incurred operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $7,307,145. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof and we would need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have a limited operating history since the reverse merger in August 2020. We have not raised any capital other than $575,000 and $341,632 from the issuance of our convertible notes in May 2021 and February 2022, respectively. Due to our limited cash, our historical results do not reflect the significant costs required to develop our product candidates. In addition, our products are in preclinical development and therefore, we anticipate that our expenses will increase substantially over the next several years, if and as we:

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

The Company and its subsidiaries carry limited directors’ and officers’ insurance with a high deductible. In addition, we do not carry general business liability insurance or other insurance applicable to our business. Successful claims against the Company would likely render us insolvent. The Company has not reserved any amounts in connection with self-insuring against any potential claims against the Company or its subsidiaries. Once we are able to raise sufficient funding to advance our business, we plan to secure additional insurance coverage to better protect our business. There can be no assurance that we will obtain sufficient insurance coverage to cover all possible risks and potential related losses.

Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of our product candidates.

Given the early stage of our product candidates, the risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete formulation development for our products, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. In addition, product manufacturing and process development along with preclinical and clinical testing are all expensive activities, difficult to design and implement, and can take several years to complete. The outcome of preclinical and clinical trials is inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates, may not be predictive of the results of later-stage clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval.

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

As of March 31, 2023, we had cash and cash equivalents of $125,777 and current liabilities of $4,171,823. Since the closing date of the reverse merger, we have been unable to raise sufficient capital to advance our lead candidate, MIE-101, from preclinical development into clinical development. Moreover, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof. We will need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. In addition, we expect our expenses to significantly increase if and when we are able to initiate product manufacturing to support preclinical and clinical testing, perform preclinical studies, including toxicology studies, initiate clinical development, and eventually, if successful, seek marketing approval for, our product candidates. Since the closing date of the reverse merger, our limited cash position has slowed our product development and other activities to remain afloat. If we are unable to raise additional capital when needed, we would be forced to further delay our preclinical and clinical development programs and potentially cease our operations altogether.

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

If we fail to comply with our obligations under the License Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose those rights or other rights that are important to our business.

On July 1, 2020, we signed a License Option Agreement with CWRU, granting us the exclusive right to license technology and patent portfolios concerning certain immunostimulatory nanotechnology-based therapeutics and formulations to treat cancer and diseases in humans and for veterinary use. On May 4, 2022, we exercised our right to license the technology from CWRU and entered into a License Agreement. If we fail to comply with our obligations under the License Agreement, or any other future agreement, including the payment of all amounts due under the License Agreement, we may lose the rights to developed and potentially commercialize our technology, and CWRU may have the right to terminate the License Agreement or restrict our rights, in which event we would not be able to develop or market products covered by the License Agreement, which are the products upon which our business depends. As of March 31, 2023, we have accrued $392,507 in accrued patent fees payable to CWRU under the License Agreement and we currently do not have sufficient capital to pay all amounts due under the License Agreement. While CWRU has historically agreed to defer certain amounts due under the License Agreement, there can no guarantee that CWRU will grant us any additional time to pay our obligations (see Note 6 to the accompanying unaudited condensed consolidated financial statements). Additionally, all milestones and other payments associated with this License Agreement will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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

If we fail to meet the eligibility requirements of OTCQB, including our financial ability to pay required fees, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.

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

The market price of our common stock could be subject to significant fluctuations. For instance, during the year ended December 31, 2022, the low and high trading prices of our common stock ranged from $0.50 to $3.00 per share, and during the three months ended March 31, 2023, the low and high trading prices of our common stock ranged from $0.76 to $1.25 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of March 31, 2023. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing a majority of our capital stock outstanding as of March 31, 2023, on an as-converted basis. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

The exclusive forum provision in our amended and restated certificate of incorporation and amended and restated bylaws will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and shareholders will not be deemed to have waived our compliance with these laws, rules and regulations. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us or our directors, officers or other employees. In addition, shareholders who do bring a claim in the state or federal court in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The state or federal court of the State of Delaware may also reach different judgments or results than would other courts, including courts where a shareholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our shareholders. However, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation have been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

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

On May 2, 2023, Nicole Steinmetz, Ph.D., advised the board of directors of the Company of her intention to resign as a member of the board of directors and acting Chief Scientific Officer effective immediately. Dr. Steinmetz confirmed to the Company’s board of directors that her resignation is not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Dr. Steinmetz will remain engaged with the Company as a scientific advisor.

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

Dated: May 12, 2023	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 12, 2023	MOSAIC IMMUNOENGINEERING, INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

