Form 10-Q
period 2023-06-30
Mosaic ImmunoEngineering Inc.
filed 2023-08-03
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On August 3, 2023, 7,242,137 shares of common stock, par value $0.00001 per share, were outstanding.

i

Unless the context otherwise requires, references to the “Company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report on Form 10-Q refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

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

Risks Related to Our Operations

•	While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.
•	If we are able to raise sufficient capital, we expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	We are early in our development efforts and our product candidates are in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of our product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to further reduce or eliminate product development and potentially cease operations.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Risks Related to the Commercialization of Our Product Candidates

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of our product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Our Intellectual Property

•	If we or Case Western Reserve University (“CWRU”) are unable to obtain and maintain intellectual property protection for technology and products under the License Agreement or if the scope of the intellectual property protection obtained by CWRU is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations under the License Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose those rights or other rights that are important to our business.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	There is a substantial lack of liquidity of our common stock and volatility risks, and because there is no active public trading market for our common stock, you may not be able to resell your common stock.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$362,970	$220,645
Prepaid expenses and other current assets	6,393	40,632
Total current assets	369,363	261,277
Total assets	$369,363	$261,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$131,076	$133,464
Derivative liability	–	46,700
Accrued compensation	2,826,221	2,399,132
Accrued consulting	800,590	753,570
Accrued expenses and other	588,589	584,808
Total current liabilities	4,346,476	3,917,674

Convertible notes, net	1,276,199	1,228,361

Total liabilities	5,622,675	5,146,035

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,242,137 shares issued and outstanding	72	72
Additional paid-in capital	2,034,148	2,023,271
Accumulated deficit	(7,287,533)	(6,908,102)
Total stockholders’ deficit	(5,253,312)	(4,884,758)
Total liabilities and stockholders’ deficit	$369,363	$261,277

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating expenses:
Research and development	$122,638	$302,694	$300,533	$630,353
General and administrative	229,868	581,032	511,746	982,409
Total operating expenses	352,506	883,726	812,279	1,612,762

Loss from operations	(352,506)	(883,726)	(812,279)	(1,612,762)

Other income (expense):
Gain on redemption of preferred stock of Holocom	356,000	–	433,000	–
Interest income	3,378	7	3,386	14
Change in valuation of derivative liability	33,900	800	46,700	1,300
Non-cash interest expense on convertible notes	(18,283)	(18,282)	(36,365)	(32,770)
Accretion to redemption value on convertible notes	(2,877)	(26,031)	(11,473)	(46,498)
Total other income (expense), net	372,118	(43,506)	435,248	(77,954)

Income (loss) before income taxes	19,612	(927,232)	(377,031)	(1,690,716)

Provision for income taxes	–	2,400	2,400	2,400

Net income (loss)	$19,612	$(929,632)	$(379,431)	$(1,693,116)

Basic and diluted income (loss) per common share	$0.00	$(0.13)	$(0.05)	$(0.23)

Weighted average number of common shares outstanding – basic	7,236,447	7,235,447	7,236,447	7,235,447

Weighted average number of common shares outstanding – diluted	8,569,113	7,235,447	7,236,447	7,235,447

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended June 30, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2023	–	$–	70,000	$1	7,242,137	$72	$2,028,679	$(7,307,145)	$(5,278,393)

Share-based compensation	–	–	–	–	–	–	5,469	–	5,469

Net income	–	–	–	–	–	–	–	19,612	19,612

Balances, June 30, 2023	–	$–	70,000	$1	7,242,137	$72	$2,034,148	$(7,287,533)	$(5,253,312)

For the Three Months Ended June 30, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2022	–	$–	70,000	$1	7,241,137	$72	$1,867,153	$(5,290,716)	$(3,423,490)

Share-based compensation	–	–	–	–	–	–	97,997	–	97,997

Net loss	–	–	–	–	–	–	–	(929,632)	(929,632)

Balances, June 30, 2022	–	$–	70,000	$1	7,241,137	$72	$1,965,150	$(6,220,348)	$(4,255,125)

For the Six Months Ended June 30, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2023	–	$–	70,000	$1	7,242,137	$72	$2,023,271	$(6,908,102)	$(4,884,758)

Share-based compensation	–	–	–	–	–	–	10,877	–	10,877

Net loss	–	–	–	–	–	–	–	(379,431)	(379,431)

Balances, June 30, 2023	–	$–	70,000	$1	7,242,137	$72	$2,034,148	$(7,287,533)	$(5,253,312)

For the Six Months Ended June 30, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2022	–	$–	70,000	$1	7,241,137	$72	$1,728,148	$(4,527,232)	$(2,799,011)

Share-based compensation	–	–	–	–	–	–	237,002	–	237,002

Net loss	–	–	–	–	–	–	–	(1,693,116)	(1,693,116)

Balances, June 30, 2022	–	$–	70,000	$1	7,241,137	$72	$1,965,150	$(6,220,348)	$(4,255,125)

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating activities:
Net loss	$(379,431)	$(1,693,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on redemption of preferred stock of Holocom	(433,000)	–
Share-based compensation	10,877	237,002
Change in fair value of derivative liability	(46,700)	(1,300)
Non-cash interest on convertible notes	36,365	32,770
Accretion to redemption value on convertible notes	11,473	46,498
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,239	26,195
Accounts payable	(2,388)	10,376
Accrued compensation	427,089	512,638
Accrued consulting	47,020	193,463
Accrued expenses and other	3,781	273,694
Net cash used in operating activities	(290,675)	(361,780)

Investing activities:
Proceeds from redemption of preferred stock of Holocom	433,000	–
Net cash provided by investing activities	433,000	–

Financing activities:
Proceeds from the issuance of convertible notes	–	341,632
Net cash provided by financing activities	–	341,632

Net change in cash and cash equivalents	142,325	(20,148)

Cash and cash equivalents, beginning of period	220,645	226,142

Cash and cash equivalents, end of period	$362,970	$205,994

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$2,400
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended June 30, 2023

Unless the context otherwise requires, references to the “Company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report on Form 10-Q ("Report" or “Quarterly Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

1. Organization and Business

Organization

Mosaic ImmunoEngineering, Inc. (the “Company,” “Mosaic,” “we,” “us,” or “our”), formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. We are a development-stage biotechnology company focused on advancing and eventually commercializing our proprietary immunotherapy platform technology. Our lead immunotherapy product candidate, MIE-101, is based on a naturally occurring plant virus known as Cowpea mosaic virus (or CPMV) which is believed to be non-infectious in humans and animals. However, because of its virus structure and genetic composition, CPMV elicits a strong immune response when delivered directly into tumors as shown in our preclinical studies. Data from numerous mouse cancer models and in companion dogs with naturally occurring tumors show the ability of intratumoral (“IT”) administration of CPMV to result in anti-tumor effects in treated tumors and systemically at other sites of disease through immune activation. MIE-101 is currently in late-stage preclinical development and our goal is to advance MIE-101 into veterinary studies and into Phase I clinical trials within 18 to 24 months from the date we are able to raise sufficient funding.

The Company has two inactive wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company, a corporation organized under Delaware law on March 30, 2020 and Patriot Data Solutions Group, Inc.

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2023, the Company had cash and cash equivalents of $362,970 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report on Form 10-Q.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital will delay our ability to conduct our business operations and may require us to cease our operations altogether. In addition, any additional equity financing may involve substantial dilution to our then existing stockholders. The above matters raise substantial doubt regarding our ability to continue as a going concern.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended June 30, 2023 (continued)

Reclassifications

Certain reclassifications have been made to amounts in the prior period to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented. Such reclassifications have no effect on net loss as previously reported.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2023, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) during the three and six months ended June 30, 2023, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of money market funds as well as an anti-dilution issuance rights liability pursuant to the License Option Agreement with Case Western Reserve University (“CWRU”) (see Note 6). The anti-dilution issuance rights met the definition of a derivative under ASC Topic 815, “Derivatives and Hedging”, and the liability was carried at fair value until the Capital Threshold (see Note 6) was met during the quarter ended June 30, 2023, at which point the anti-dilutions rights were extinguished.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at June 30, 2023 and December 31, 2022:

		Fair Value Measurements at June 30, 2023 Using
	Fair Value at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$362,970	$362,970	$–	$–
Total assets	$362,970	$362,970	$–	$–

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended June 30, 2023 (continued)

		Fair Value Measurements at December 31, 2022 Using
	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$220,645	$220,645	$–	$–
Total assets	$220,645	$220,645	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$46,700	$–	$–	$46,700
Total liabilities	$46,700	$–	$–	$46,700

Anti-Dilution Issuance Rights Derivative Liability

Pursuant to the Series B Preferred Certificate of Designation, the Series B Preferred includes certain anti-dilution issuance rights, whereby the holder will continue to maintain equity ownership equal to 10% of the fully diluted shares of common stock outstanding, calculated on an as converted basis, including all other convertible securities outstanding and reserved for issuance (and excluding stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company) until we raise the Capital Threshold under the License Agreement (see Note 6). During the three months ended June 30, 2023, we received life-to-date aggregate proceeds in excess of the Capital Threshold and therefore, we recorded no derivative liability as of June 30, 2023. As of December 31, 2022, the remaining Capital Threshold was $283,000.

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At June 30, 2023 and December 31, 2022, the estimated fair value of the anti-dilution issuance rights was $0 and $46,700, respectively. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we marked-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statements of operations at each period-end while this derivative instrument was outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at December 31, 2022 were as follows:

December 31, 2022
Fair value of common stock (per share)	$0.99
Estimated additional shares of common stock	71,511
Expected volatility	130%
Expected term (years)	0.25
Risk-free interest rate	4.42%

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended June 30, 2023 (continued)

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

On July 6, 2022, we entered into the Redemption Agreement with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. Pursuant to the Redemption Agreement, we received cash proceeds in the amount of $336,000 upon the redemption of 840,000 shares of Series A Preferred Stock in July 2022 with the remaining shares of Series A Preferred Stock were to be redeemed over a period of thirty (30) months beginning August 1, 2022 based on the following redemption schedule:

Period	Shares of Series A Preferred Stock to be Redeemed each Month	Monthly Redemption Proceeds to the Company
Months 1-12	35,000	$14,000
Months 13-24	43,750	$17,500
Months 25-30	52,500	$21,000

We recognized the initial and monthly redemption of shares of Series A Preferred Stock using a cash basis of accounting rather than an accrual method as we were unable to assert that collection of amounts due under the redemption agreement was probable, regardless of the terms of the Redemption Agreement. Any amounts not paid within fifteen (15) days of its respective due date accrued interest at a rate of 8% per annum until fully paid and retroactively adjusted to 12% per annum from its original due date for amounts not paid within 90 days of its original due date.

During the year ended December 31, 2022, of the 175,000 shares of Series A Preferred Stock to be redeemed under the aforementioned redemption schedule, Holocom redeemed 17,500 shares of Series A Preferred Stock in exchange for proceeds of $7,000. During the three months ended March 31, 2023, 192,500 shares of Series A Preferred Stock were redeemed in exchange for proceeds of $77,000, including redemption amounts that were past due as of December 31, 2022. On June 21, 2023, we entered into an amendment to the Redemption Agreement (“Amendment No. 1”) to redeem the remaining 910,000 shares of Series A Preferred Stock outstanding in exchange for a lump sum payment of $300,000 (in lieu of monthly payments), representing a redemption price of approximately $0.33 per share. As of June 30, 2023, we redeemed in aggregate, 2,100,000 shares of Series A Preferred Stock, in exchange for aggregate net proceeds received by us of $776,000 as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Proceeds received	$356,000	$433,000	$343,000
Shares of Series A Preferred Stock redeemed	1,050,000	1,242,500	857,500

As of June 30, 2023, Holocom had no further obligations to us under the Redemption Agreement or any other arrangement.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended June 30, 2023 (continued)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	408,585	382,207
Other accrued expenses	2,760	25,357
Total accrued expenses and other current liabilities	$588,589	$584,808

In September 2008, we acquired Patriot Data Solutions Group, Inc. (“PDSG”), formerly known as Crossflo Systems, Inc. In connection with the acquisition of Crossflo Systems, Inc., we have accrued $177,244 that could be payable to Crossflo investors.

6. License Agreements

License Option Agreement and License Agreement with CWRU

On July 1, 2020, we signed a License Option Agreement with CWRU, granting the Company the exclusive right to license certain technology covering an immunotherapy platform technology to treat and prevent cancer in humans and for veterinary use, including MIE-101, our lead clinical candidate. Under the License Option Agreement, CWRU granted the Company the exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones.

Under the License Option Agreement, we issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under ASC Topic 815 (see Note 3). In addition, pursuant to the License Option Agreement, net working capital acquired under the reverse merger in August 2020 of approximately $374,000 was applied against the Capital Threshold in addition to payments received from the redemption of Holocom preferred stock (see Note 4) in the amount of $776,000 as such investment existed as of closing date of the reverse merger in August 2020. As of June 30, 2023, the $1 million dollar Capital Threshold was achieved and therefore, there is no remaining derivative liability as of June 30, 2023.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended June 30, 2023 (continued)

In addition, we are responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the six months ended June 30, 2023 and 2022, we incurred $26,178 and $281,812, respectively, in patent legal fees associated with the License Agreement which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. Furthermore, we agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Agreement in the amount of approximately $303,000 (included in Accrued expenses and other in the accompanying condensed consolidated balance sheets) in four (4) equal quarterly installments beginning upon the sooner of (i) July 2023 (extended by CRWU from an initial date of August 31, 2021) or (ii) upon the Company closing a financing in the amount of $5 million or more. As of June 30, 2023 and December 31, 2022, we have accrued $390,685 and $364,507, respectively, in accrued patent fees under the License Agreement. While CWRU has previously granted us an extension of time to pay amounts due under the License Agreement, there can be no guarantees that CWRU will grant us any additional extension of time to pay amounts due under the License Agreement. If we fail to comply with our obligations under the License Agreement, including the payment of all amounts due under the License Agreement, we may lose the rights to develop and potentially commercialize our technology, and CWRU may have the right to terminate the License Agreement or restrict our rights, in which event we would not be able to develop or market products covered by the License Agreement, which are the products upon which our business depends.

The License Agreement will remain in effect until the later of (i) twenty (20) years from the date of the License Agreement, (ii) on the expiration date of the last-to-expire patent under the License Agreement or (iii) at the expiry of all Market Exclusivity Periods for a licensed product.

License Agreements with University of California San Diego (“UC San Diego”)

During July 2021, we licensed the exclusive rights from UC San Diego to develop and commercialize technology that involves the loading of immuno-stimulatory molecules into plant virus protein nanoparticles, including the ability to load these molecules into MIE-101, our lead product candidate. These plant virus protein nanoparticles can be loaded with other TLR agonists to further tailor specific immune response parameters. Under the licensing agreement, we are obligated to pay (i) a nominal upfront license access fee, (ii) all patent costs incurred prior to the effective date of the license agreement, (iii) annual license maintenance fees beginning on the second anniversary date of the agreement, (iv) aggregate future milestone payments based on potential clinical development and regulatory milestones of up to $165,000 through Phase III development plus additional milestones upon regulatory approval in the U.S. and other countries, (v) potential sales milestones upon achieving certain sales levels, and (vi) a low single digit royalty on net sales and/or a percentage of sublicense income.

During September 2021, we licensed the exclusive rights to develop and commercialize several novel vaccine candidates, including SARS-CoV-2 and other infectious disease applications from UC San Diego. Under the licensing agreement, we are obligated to pay (i) a nominal upfront license access fee, (ii) all patent costs incurred prior to the effective date of the license agreement, (iii) annual license maintenance fees beginning on the second anniversary date of the agreement, (iv) aggregate future milestone payments based on potential clinical development and regulatory milestones of up to $1,250,000 through Phase III development plus additional milestones upon regulatory approval in the U.S. and other countries, and (v) a low single digit royalty on net sales and/or a percentage of sublicense income. On July 12, 2023, we provided notice to UC San Diego to terminate the September 2021 license agreement based on our evaluation of our licensed technology portfolio and our focus on advancing our lead oncology candidate, MIE-101.

For the six months ended June 30, 2023 and 2022, we expensed $200 and $22,925, respectively, in intellectual property costs associated with the aforementioned license agreements with UC San Diego, which amount is included in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations.

As of June 30, 2023 and December 31, 2022, we have accrued $17,900 and $17,700, respectively, in accrued patent fees under the license agreements with UC San Diego.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended June 30, 2023 (continued)

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

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the three and six months ended June 30, 2023, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,283 and $36,365, respectively. During the three and six months ended June 30, 2022, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,282 and $32,770, respectively.

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of June 30, 2023, the principal amount of Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

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

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and are being accreted to their redemption value of $1,145,790 over the estimated conversion period ending December 31, 2023 using the effective interest method. During the three and six months ended June 30, 2023, the Company recorded $2,877 and $11,473, respectively, in accretion to redemption value on the Convertible Notes. During the three and six months ended June 30, 2022, the Company recorded $26,031 and $46,498, respectively, in accretion to redemption value on the Convertible Notes.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended June 30, 2023 (continued)

8. Stockholders’ Equity and Share-Based Compensation

Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). We have designated and issued 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”). As of June 30, 2023 and December 31, 2022, there are no shares of Series A Preferred outstanding and 70,000 shares of Series B outstanding.

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

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise the Capital Threshold. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3). In addition, pursuant to the License Option Agreement, net working capital acquired under the reverse merger in August 2020 in the amount of approximately $374,000 was applied against the Capital Threshold in addition to payments received from the redemption of Holocom preferred stock (see Note 4) in the amount of $776,000 as such investment existed as of closing date of the reverse merger in August 2020. During the three months ended June 30, 2023, the $1 million dollar Capital Threshold was achieved and therefore, there is no remaining derivative liability as of June 30, 2023.

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of June 30, 2023, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 541,957 were subject to outstanding RSUs and 1,105,965 shares were available for future grants of share-based awards.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended June 30, 2023 (continued)

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the three and six months ended June 30, 2023 and 2022 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Research and development	$5,469	$29,894	$10,877	$101,544
General and administrative	–	68,103	–	135,458
Total	$5,469	$97,997	$10,877	$237,002

The following summarizes our transaction activity related to RSUs for the six months ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Nonvested and outstanding at January 1, 2023	541,957	$3.01
Granted	–	–
Vested	–	–
Forfeited	–	–
Nonvested and outstanding at June 30, 2023	541,957	$3.01

As of June 30, 2023, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $16,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.73 years. As of June 30, 2023, 14,044 RSUs have vested under the 2020 Plan since its adoption.

9. Basic and Diluted Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing our net income (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding during the period, plus the potential dilutive effects of unvested RSUs and shares of common stock expected to be issued under our Convertible Notes and Series B Preferred during the period.

The potential dilutive effect of unvested RSUs outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Convertible Notes and Series B Preferred outstanding during the period is calculated using the if-converted method assuming the conversion of Convertible Notes and Series B Preferred as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive.

For the three months ended June 30, 2023, weighted average diluted shares outstanding include the dilutive effect of (i) 524,190 shares from unvested RSUs calculated in accordance with the treasury stock method, (ii) 802,786 shares from the Series B Preferred calculated using the if-converted method, and (iii) 5,690 shares of common stock held in escrow in connection with an acquisition of Crossflo by Patriot Scientific Corporation that are contingent upon certain representations and warranties made by Crossflo. Convertible Notes outstanding during the three months ended June 30, 2023 were excluded from the calculation of diluted net income per share as the effect of their inclusion would have been anti-dilutive.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended June 30, 2023 (continued)

10. Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of June 30, 2023, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Operating Lease

We have no lease obligations as of June 30, 2023 and there was no rent expense for the three and six months ended June 30, 2023 and 2022. Employees work from home offices at no cost to the Company.

11. Related Parties

During April 2021, we entered into consulting agreements (retroactive to September 1, 2020) with Nicole Steinmetz, Ph.D., former acting Chief Scientific Officer and former member of the Board of Directors, Jonathan Pokorski, Ph.D. (Dr. Steinmetz’s spouse), and Steve Fiering, Ph.D., each a co-founder of the company acquired in the reverse merger and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms. On May 2, 2023, Dr, Steinmetz resigned from the Board of Directors and her role as acting Chief Scientific Officer, but will remain engaged with the Company as a scientific advisor.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended June 30, 2023 (continued)

During the three months ended June 30, 2023, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $5,000, $2,500 and $7,500, respectively, included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the three and six months ended June 30, 2023 and 2022 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of June 30, 2023 and December 31, 2022, we have accrued $276,625 and $238,000, respectively, in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying unaudited condensed consolidated balance sheets.

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

12. Subsequent Events

During September 2021, we licensed the exclusive rights to develop and commercialize several novel vaccine candidates, including SARS-CoV-2 and other infectious disease applications from UC San Diego. On July 12, 2023, we provided notice to UC San Diego to terminate the September 2021 license agreement based on our evaluation of our licensed technology portfolio and our focus on advancing our lead oncology candidate, MIE-101 (see Note 6).

We have evaluated subsequent events after the consolidated balance sheet date and through the filing date of this Quarterly Report, and based on our evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed herein and in the accompanying notes.

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

Unless the context otherwise requires, references to the “Company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the three and six months ended June 30, 2023, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operation

Three Months Ended June 30, 2023 and 2022:

Research and Development Expenses

Research and development expenses of approximately $123,000 for the three months ended June 30, 2023 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees, including approximately $5,000 in share-based compensation. The decrease in research and development expenses of approximately $180,000 for the three months ended June 30, 2023 as compared to the same prior year period was primarily due to a (i) decrease in payroll and related costs of approximately $68,000 due to a reduced time commitment by certain employees, (ii) a decrease in share-based compensation expense of approximately $24,000 as the majority of share-based awards have been fully expensed in prior periods, (iii) a decrease in consulting fees of approximately $85,000 due to a lower time commitment by our independent contractors, and (iv) a decrease in other expenses of approximately $3,000. We believe our research and development expenses will increase significantly over time if we are able to raise sufficient capital to advance our programs.

Research and development expenses of approximately $303,000 for the three months ended June 30, 2022 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $30,000 in share-based compensation.

General and Administrative Expenses

General and administrative expenses of approximately $230,000 for the three months ended June 30, 2023 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $202,000, accounting and filing fees of approximately $10,000, director and officer insurance of approximately $12,000, and investor and public relation fees of approximately $6,000. The decrease in general and administrative expenses of approximately $351,000 for the three months ended June 30, 2023 as compared to the same prior year period was primarily due to (i) a decrease in legal fees related to intellectual property rights of approximately $276,000 primarily related to the license agreement with Case Western Reserve University executed in the same prior year period, (ii) a decrease in share-based compensation expense of approximately $68,000 as all outstanding share-based awards have been fully expensed in prior periods, and (iii) a decrease in other expenses of approximately $7,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel, provided we are able to raise sufficient capital.

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

Other Income (Expense)

Gain on Redemption of Holocom Preferred Stock

On July 6, 2022, we entered into a Redemption Agreement with Holocom, as amended on June 21, 2023, pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock of Holocom. During the three months ended June 30, 2023, we received cash proceeds of $356,000 upon the redemption of 1,050,000 shares of Series A Preferred Stock (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Due to the timing of the Redemption Agreement, there were no related redemption proceeds in the same prior year period.

Interest Income

Interest income of approximately $3,000 for the three months ended June 30, 2023 is primarily related to interest earned and received on monthly past due redemption installments from Holocom under the Redemption Agreement (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Due to the timing of the Redemption Agreement, there was no related interest income in the same prior year period.

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of $33,900 and $800 for the three months ended June 30, 2023 and 2022, respectively, pertains to a decrease in the estimated fair value of the anti-dilution issuance rights pursuant to the Series B Preferred (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $18,000 and $18,000 for the three months ended June 30, 2023 and 2022, respectively, represents interest expense on convertible notes (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $3,000 and $26,000 for the three months ended June 30, 2023 and 2022, respectively, pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period using the effective interest method (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Six Months Ended June 30, 2023 and 2022:

Research and Development Expenses

Research and development expenses of approximately $301,000 for the six months ended June 30, 2023 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees, including approximately $11,000 in share-based compensation. The decrease in research and development expenses of approximately $330,000 for the six months ended June 30, 2023 as compared to the same prior year period was primarily due to a (i) decrease in payroll and related costs of approximately $82,000 due to a reduced time commitment by certain employees, (ii) a decrease in share-based compensation expense of approximately $91,000 as the majority of share-based awards have been fully expensed in prior periods, (iii) a decrease in consulting fees of approximately $153,000 due to a lower time commitment by our independent contractors, and (iv) a decrease in other expenses of approximately $4,000.

Research and development expenses of approximately $630,000 for the six months ended June 30, 2022 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $102,000 in share-based compensation.

General and Administrative Expenses

General and administrative expenses of approximately $512,000 for the six months ended June 30, 2023 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $411,000, accounting and filing fees of approximately $32,000, legal fees related to intellectual property rights of approximately $26,000, director and officer insurance of approximately $23,000, investor and public relation fees of approximately $11,000, and other expenses of approximately $9,000. The decrease in general and administrative expenses of approximately $471,000 for the six months ended June 30, 2023 as compared to the same prior year period was primarily due to (i) a decrease in legal fees related to intellectual property rights of approximately $278,000 primarily related to the license agreement with Case Western Reserve University executed in the same prior year period, (ii) a decrease in share-based compensation expense of approximately $135,000 as all outstanding share-based awards have been fully expensed in prior periods, (iii) a decrease in legal fees of approximately $20,000, (iv) a decrease in consulting fees of approximately $23,000 due to lower time commitment, (v) a decrease in accounting and filing fees of approximately $14,000 due to fewer filings with the Securities and Exchange Commission, and (vi) a decrease in other expenses of approximately $1,000.

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

Other Income (Expense)

Gain on Redemption of Holocom Preferred Stock

On July 6, 2022, we entered into a Redemption Agreement with Holocom, as amended on June 21, 2023, pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock of Holocom. During the six months ended June 30, 2023, we received cash proceeds of $433,000 upon the redemption of 1,242,500 shares of Series A Preferred Stock (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Due to the timing of the Redemption Agreement, there were no related redemption proceeds in the same prior year period.

Interest Income

Interest income of approximately $3,000 for the six months ended June 30, 2023 is primarily related to interest earned and received on monthly past due redemption installments from Holocom under the Redemption Agreement (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Due to the timing of the Redemption Agreement, there was no related interest income in the same prior year period.

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of $46,700 and $1,300 for the six months ended June 30, 2023 and 2022, respectively, pertains to a decrease in the estimated fair value of the anti-dilution issuance rights pursuant to the Series B Preferred (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $36,000 and $33,000 for the six months ended June 30, 2023 and 2022, respectively, represents interest expense on convertible notes (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $11,000 and $46,000 for the six months ended June 30, 2023 and 2022, respectively, pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period using the effective interest method (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

On August 21, 2020, we completed a reverse merger with Patriot Scientific Corporation, which provided us with $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was invested in convertible notes. During February 2022, we raised an additional $341,632 from the issuance of convertible notes. During the six months ended June 30, 2023 and year ended December 31, 2022, we received proceeds of $433,000 and $343,000, respectively, from the redemption of Holocom Series A Preferred Stock (see Note 4 to the accompanying consolidated financial statements). As of June 30, 2023, we had cash and cash equivalents of $362,970. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report.

Our primary uses of capital to date are primarily related to payroll, consulting and related costs, public company expenses, fees associated with license agreements, including patent related expenses, and costs of the reverse merger. On a go forward basis, we will need significant additional capital to support our research and development efforts, compensation and related expenses, and hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and to reduce our accrued liabilities. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates, provided we are able to raise sufficient capital to advance our technologies.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net cash used in operating activities	$(290,675)	$(361,780)
Net cash provided by investing activities	433,000	–
Net cash provided by financing activities	–	341,632
Net change in cash and cash equivalents	$142,325	$(20,148)

Cash Flows From Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 consisted of our net loss of $379,431 combined with a decrease in the fair value of the derivative liability of $46,700 and a gain on redemption of preferred stock of Holocom of $433,000, which amounts were offset by (i) non-cash share-based compensation expense of $10,877, (ii) non-cash interest expense of $36,365, (iii) the accretion to redemption value on convertible notes of $11,473, and (iv) a net change in operating assets and liabilities of $509,741 primarily due to an increase in accrued compensation, accrued consulting, and other accrued expenses of $477,890, in aggregate.

Net cash used in operating activities for the six months ended June 30, 2022 consisted of our net loss of $1,693,116 combined with a change in the fair value of the derivative liability of $1,300, which amounts were offset by (i) non-cash share-based compensation expense of $237,002, (ii) non-cash interest expense of $32,770, (iii) the accretion to redemption value on convertible notes of $46,498 and (iv) a net change in operating assets and liabilities of $1,016,366 primarily due to an increase in accounts payable, accrued compensation, accrued consulting, and other accrued expenses of $990,171, in aggregate.

Cash Flows From Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 consisted of proceeds received from our redemption of Holocom’s Series A Preferred Stock of $433,000 (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Cash Flows From Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 consisted of net proceeds received from the issuance of convertible notes of $341,632 (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three and six months ended June 30, 2023, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of June 30, 2023, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

Information pertaining to legal proceedings is provided in Note 10, Commitments and Contingencies, to the unaudited condensed consolidated financial statements and is incorporated by reference herein.

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

Unless the context otherwise requires, references to the “Company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” and “Private Mosaic” refer to Patriot Scientific Corporation and privately held Mosaic ImmunoEngineering Inc., respectively, prior to the completion of a reverse merger in August 2020.

Risks Related to Our Operations

While the Company’s consolidated financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.

There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Report. As of June 30, 2023, the Company had incurred operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $7,287,533. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof and we would need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

If we are able to raise sufficient capital, we expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.

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

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. We may experience disruptions as a result of COVID-19 or any other pandemic that could severely impact our business and planned clinical trials, including:

•	delays or difficulties in planned clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays or difficulties in enrolling patients in our planned clinical trials and further incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments;
•	challenges related to ongoing and increased operational expenses related to the COVID-19 pandemic or any other pandemic;
•	delays, difficulties or increased costs to comply with COVID-19 protocols or any other pandemic protocols;
•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•	limitations in resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “Stay-at-Home” orders or similar working restrictions;
•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in preclinical and clinical sites receiving the supplies and materials needed to conduct our planned clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our planned clinical trials;
•	changes in regulations as part of a response to the COVID-19 pandemic or any other pandemic which may require us to change the ways in which our planned clinical trials may be conducted, or which may result in unexpected costs;
•	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•	increased competition for contract research organizations (“CROs”), suppliers and vendors.

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. Should COVID-19 cases in USA increase or any other pandemic, the country or states may institute stricter social distancing protocols.

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

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business will depend on future developments such as the rate of the spread of the disease, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Further, a lack of coordinated response on risk mitigation and vaccination deployment with respect to the COVID-19 pandemic on a local or federal level could result in significant increases to the duration and severity of the pandemic in the United States as compared to the rest of the world and could have a corresponding negative impact on our business. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic or any other pandemic could have a material negative impact on our business, financial condition and operating results.

To the extent the COVID-19 pandemic or any other pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.

The Company and its subsidiaries carry limited directors’ and officers’ insurance. In addition, we do not carry general business liability insurance or other insurance applicable to our business. Successful claims against the Company would likely render us insolvent. The Company has not reserved any amounts in connection with self-insuring against any potential claims against the Company or its subsidiaries. Once we are able to raise sufficient funding to advance our business, we plan to secure additional insurance coverage to better protect our business. There can be no assurance that we will obtain sufficient insurance coverage to cover all possible risks and potential related losses.

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

As of June 30, 2023, we had cash and cash equivalents of $362,970 and current liabilities of $4,346,476. Since the closing date of the reverse merger, we have been unable to raise sufficient capital to advance our lead candidate, MIE-101, from preclinical development into clinical development. Moreover, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof. We will need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. In addition, we expect our expenses to significantly increase if and when we are able to initiate product manufacturing to support preclinical and clinical testing, perform preclinical studies, including toxicology studies, initiate clinical development, and eventually, if successful, seek marketing approval for, our product candidates. Since the closing date of the reverse merger, our limited cash position has slowed our product development and other activities to remain afloat. If we are unable to raise additional capital when needed, we would be forced to further delay our preclinical and clinical development programs and potentially cease our operations altogether.

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

On July 1, 2020, we signed a License Option Agreement with CWRU, granting us the exclusive right to license technology and patent portfolios concerning certain immunostimulatory nanotechnology-based therapeutics and formulations to treat cancer and diseases in humans and for veterinary use. On May 4, 2022, we exercised our right to license the technology from CWRU and entered into a License Agreement. If we fail to comply with our obligations under the License Agreement, or any other future agreement, including the payment of all amounts due under the License Agreement, we may lose the rights to developed and potentially commercialize our technology, and CWRU may have the right to terminate the License Agreement or restrict our rights, in which event we would not be able to develop or market products covered by the License Agreement, which are the products upon which our business depends. As of June 30, 2023, we have accrued $390,685 in accrued patent fees payable to CWRU under the License Agreement and we currently do not have sufficient capital to pay all amounts due under the License Agreement. While CWRU has historically agreed to defer certain amounts due under the License Agreement, there can no guarantee that CWRU will grant us any additional time to pay our obligations (see Note 6 to the accompanying unaudited condensed consolidated financial statements). Additionally, all milestones and other payments associated with this License Agreement will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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

Risks Related to Our Common Stock

There is a substantial lack of liquidity of our common stock and volatility risks, and because there is no active public trading market for our common stock, you may not be able to resell your common stock.

Our common stock is not listed on any securities exchange and is quoted on the OTC Pink Open Market (“OTC Pink”) under the symbol “CPMV.” The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. There can be no assurance that there will be an active market for our shares of common stock either now or in the future or that stockholders will be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, our stockholders may not find purchasers for our securities should they desire to sell them. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of our common stock, and as a result, the market value of our common stock likely would decline.

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

The market price of our common stock could be subject to significant fluctuations. For instance, during the year ended December 31, 2022, the low and high trading prices of our common stock ranged from $0.50 to $3.00 per share, and during the six months ended June 30, 2023, the low and high trading prices of our common stock ranged from $0.76 to $1.25 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of June 30, 2023. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing a majority of our capital stock outstanding as of June 30, 2023, on an as-converted basis. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description

10.17	Amendment No. 1 to Redemption Agreement by and between Mosaic ImmunoEngineering, Inc. and Holocom, Inc. dated June 21, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 26, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2023	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 3, 2023	MOSAIC IMMUNOENGINEERING, INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

