Form 10-Q
period 2023-09-30
Mosaic ImmunoEngineering Inc.
filed 2023-11-02
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-22182

MOSAIC IMMUNOENGINEERING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

9114 Adams Ave., #202, Huntington Beach, California (Address of principal executive offices)	92646 (Zip Code)

(Registrant’s telephone number, including area code): (657) 208-0890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

On November 2, 2023, 7,242,137 shares of common stock, par value $0.00001 per share, were outstanding.

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

Risks Related to Our Operations

•	While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our existing liabilities and planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.
•	We currently do not have sufficient capital to pay all amounts owed under our License Agreement with Case Western Reserve University (“CWRU”) in the amount of approximately $396,000 and if we fail to raise sufficient capital in the near term to pay for past due patent fees, we could lose the rights to develop our lead product candidate, MIE-101, which is the product upon which our business depends.
•	If we are able to raise sufficient capital, we expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	We are early in our development efforts and our product candidates are in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of our product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to further reduce or eliminate product development and potentially cease operations.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Risks Related to the Commercialization of Our Product Candidates

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of our product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Our Intellectual Property

•	If we or Case Western Reserve University (“CWRU”) are unable to obtain and maintain intellectual property protection for technology and products under the License Agreement or if the scope of the intellectual property protection obtained by CWRU is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations under the License Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose those rights or other rights, which are the products upon which our business depends.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	There is a substantial lack of liquidity of our common stock and volatility risks, and because there is no active public trading market for our common stock, you may not be able to resell your common stock.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$252,898	$220,645
Prepaid expenses and other current assets	32,630	40,632
Total current assets	285,528	261,277
Total assets	$285,528	$261,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$116,421	$133,464
Derivative liability	–	46,700
Accrued compensation	2,993,793	2,399,132
Accrued consulting	809,528	753,570
Accrued expenses and other	649,225	584,808
Total current liabilities	4,568,967	3,917,674

Convertible notes, net	1,297,590	1,228,361

Total liabilities	5,866,557	5,146,035

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,242,137 shares issued and outstanding	72	72
Additional paid-in capital	2,039,677	2,023,271
Accumulated deficit	(7,620,779)	(6,908,102)
Total stockholders’ deficit	(5,581,029)	(4,884,758)
Total liabilities and stockholders’ deficit	$285,528	$261,277

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses:
Research and development	$84,927	$211,082	$385,460	$841,435
General and administrative	226,944	306,124	738,690	1,288,533
Total operating expenses	311,871	517,206	1,124,150	2,129,968

Loss from operations	(311,871)	(517,206)	(1,124,150)	(2,129,968)

Other income (expense):
Gain on redemption of preferred stock of Holocom	–	343,000	433,000	343,000
Interest income	16	11	3,402	25
Change in valuation of derivative liability	–	56,700	46,700	58,000
Non-cash interest expense on convertible notes	(18,484)	(18,484)	(54,849)	(51,254)
Accretion to redemption value on convertible notes	(2,907)	(17,673)	(14,380)	(64,171)
Total other income (expense), net	(21,375)	363,554	413,873	285,600

Loss before income taxes	(333,246)	(153,652)	(710,277)	(1,844,368)

Provision for income taxes	–	–	2,400	2,400

Net loss	$(333,246)	$(153,652)	$(712,677)	$(1,846,768)

Basic and diluted loss per common share	$(0.05)	$(0.02)	$(0.10)	$(0.26)

Weighted average number of common shares outstanding – basic and diluted	7,236,447	7,235,447	7,236,447	7,235,447

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended September 30, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2023	–	$–	70,000	$1	7,242,137	$72	$2,034,148	$(7,287,533)	$(5,253,312)

Share-based compensation	–	–	–	–	–	–	5,529	–	5,529

Net loss	–	–	–	–	–	–	–	(333,246)	(333,246)

Balances, September 30, 2023	–	$–	70,000	$1	7,242,137	$72	$2,039,677	$(7,620,779)	$(5,581,029)

For the Three Months Ended September 30, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2022	–	$–	70,000	$1	7,241,137	$72	$1,965,150	$(6,220,348)	$(4,255,125)

Share-based compensation	–	–	–	–	–	–	51,592	–	51,592

Net loss	–	–	–	–	–	–	–	(153,652)	(153,652)

Balances, September 30, 2022	–	$–	70,000	$1	7,241,137	$72	$2,016,742	$(6,374,000)	$(4,357,185)

For the Nine Months Ended September 30, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2023	–	$–	70,000	$1	7,242,137	$72	$2,023,271	$(6,908,102)	$(4,884,758)

Share-based compensation	–	–	–	–	–	–	16,406	–	16,406

Net loss	–	–	–	–	–	–	–	(712,677)	(712,677)

Balances, September 30, 2023	–	$–	70,000	$1	7,242,137	$72	$2,039,677	$(7,620,779)	$(5,581,029)

For the Nine Months Ended September 30, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2022	–	$–	70,000	$1	7,241,137	$72	$1,728,148	$(4,527,232)	$(2,799,011)

Share-based compensation	–	–	–	–	–	–	288,594	–	288,594

Net loss	–	–	–	–	–	–	–	(1,846,768)	(1,846,768)

Balances, September 30, 2022	–	$–	70,000	$1	7,241,137	$72	$2,016,742	$(6,374,000)	$(4,357,185)

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(712,677)	$(1,846,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on redemption of preferred stock of Holocom	(433,000)	(343,000)
Share-based compensation	16,406	288,594
Change in fair value of derivative liability	(46,700)	(58,000)
Non-cash interest expense on convertible notes	54,849	51,254
Accretion to redemption value on convertible notes	14,380	64,171
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,002	(5,438)
Accounts payable	(17,043)	7,770
Accrued compensation	594,661	753,932
Accrued consulting	55,958	234,900
Accrued expenses and other	64,417	325,948
Net cash used in operating activities	(400,747)	(526,637)

Investing activities:
Proceeds from redemption of preferred stock of Holocom	433,000	343,000
Net cash provided by investing activities	433,000	343,000

Financing activities:
Proceeds from the issuance of convertible notes	–	341,632
Net cash provided by financing activities	–	341,632

Net change in cash and cash equivalents	32,253	157,995

Cash and cash equivalents, beginning of period	220,645	226,142

Cash and cash equivalents, end of period	$252,898	$384,137

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$2,400
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023

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

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2023, the Company had cash and cash equivalents of $252,898 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2023, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) during the three and nine months ended September 30, 2023, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of money market funds as well as an anti-dilution issuance rights liability pursuant to the License Option Agreement with Case Western Reserve University (“CWRU”) (see Note 6). The anti-dilution issuance rights met the definition of a derivative under ASC Topic 815, “Derivatives and Hedging”, and the liability was carried at fair value until the Capital Threshold (see Note 6) was met during June 2023, at which point the anti-dilutions rights were extinguished.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at September 30, 2023 and December 31, 2022:

		Fair Value Measurements at September 30, 2023 Using
	Fair Value at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$252,898	$252,898	$–	$–
Total assets	$252,898	$252,898	$–	$–

		Fair Value Measurements at December 31, 2022 Using
	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$220,645	$220,645	$–	$–
Total assets	$220,645	$220,645	$–	$–

Liabilities:
Anti-dilution issuance rights derivative liability	$46,700	$–	$–	$46,700
Total liabilities	$46,700	$–	$–	$46,700

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

Anti-Dilution Issuance Rights Derivative Liability

Pursuant to the Series B Preferred Certificate of Designation, the Series B Preferred includes certain anti-dilution issuance rights, whereby the holder will continue to maintain equity ownership equal to 10% of the fully diluted shares of common stock outstanding, calculated on an as converted basis, including all other convertible securities outstanding and reserved for issuance (and excluding stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company) until we raise the Capital Threshold under the License Agreement (see Note 6). As of June 2023, we received life-to-date aggregate proceeds in excess of the Capital Threshold and therefore, we recorded no derivative liability as of September 30, 2023. As of December 31, 2022, the remaining Capital Threshold was $283,000.

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At December 31, 2022, the estimated fair value of the anti-dilution issuance rights was $46,700. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we marked-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statements of operations at each period-end while this derivative instrument was outstanding.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

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

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Proceeds received	$433,000	$343,000
Shares of Series A Preferred Stock redeemed	1,242,500	857,500

As of June 30, 2023, Holocom had no further obligations to us under the Redemption Agreement or any other arrangement.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	420,144	382,207
Other accrued expenses	51,837	25,357
Total accrued expenses and other current liabilities	$649,225	$584,808

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

Under the License Option Agreement, we issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred, common stock, or from the net working capital acquired under the reverse merger in August 2020, or any combination thereof (“Capital Threshold”). The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under ASC Topic 815 (see Note 3). Initially, the net working capital acquired under the reverse merger in August 2020 of approximately $374,000 was applied against the Capital Threshold. Subsequent to the closing date of the reverse merger, we received additional net working capital under the reverse merger through aggregate payments received from the redemption of Holocom preferred stock (see Note 4) in the amount of $776,000 since such investment existed as of closing date of the reverse merger in August 2020 and was not included in net working capital as of the closing date. Therefore, as of June 2023, we received in excess of $1 million in net working capital under the reverse merger and have met the Capital Threshold. As such, there is no remaining derivative liability as of June 2023.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

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

In addition, we are responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the three and nine months ended September 30, 2023, we incurred $5,559 and $31,737, respectively, in patent legal fees associated with the License Agreement, and during the three and nine months ended September 30, 2022, we incurred $17,549 and $299,361, respectively, in patent legal fees associated with the License Agreement, which amounts are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

Furthermore, we agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Agreement in the amount of approximately $303,000 (included in Accrued expenses and other in the accompanying condensed consolidated balance sheets) in four (4) equal quarterly installments beginning upon the sooner of (i) August 31, 2021 or (ii) upon the Company closing a financing in the amount of $5 million or more. Due to our limited cash position, as of September 30, 2023, we have not paid any amounts owed to CWRU and we continue to seek additional time to raise sufficient capital in order to pay amounts due to CWRU. While CWRU has previously provided us additional time to pay amounts due under the License Agreement beyond the initial August 31, 2021 due date, there can be no guarantees that CWRU will grant us any additional extension of time to pay amounts due under the License Agreement. If we fail to comply with our obligations under the License Agreement, including the payment of all amounts due under the License Agreement, we may lose the rights to develop and potentially commercialize our technology, and CWRU may have the right to terminate the License Agreement or restrict our rights, in which event we would not be able to develop or market products covered by the License Agreement, which are the products upon which our business depends. As of September 30, 2023 and December 31, 2022, we have accrued $396,244 and $364,507, respectively, in accrued patent fees under the License Agreement.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

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

For the three and nine months ended September 30, 2023, we expensed $6,000 and $6,200, respectively, in intellectual property costs associated with the aforementioned license agreements with UC San Diego, and for the three and nine months ended September 30, 2022, we expensed $400 and $23,325, respectively, which amounts are included in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2023 and December 31, 2022, we have accrued $23,900 and $17,700, respectively, in accrued patent fees under the license agreements with UC San Diego.

7. Convertible Notes

On May 7, 2021, we entered into a convertible note purchase agreement (“May Note Agreement”) with five (5) accredited investors, including three (3) members of our Board of Directors (“Board”) that participated on the same terms as other accredited investors. Pursuant to the Note Agreement, we received $525,003 in proceeds in addition to $49,997 in accrued payable to founder that was invested in convertible notes, and the Company issued unsecured convertible promissory notes (“May Convertible Notes”) in the aggregate principal amount of $575,000.

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

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the three and nine months ended September 30, 2023, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,484 and $54,849, respectively. During the three and nine months ended September 30, 2022, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,484 and $51,254, respectively.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of September 30, 2023, the principal amount of Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

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

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and are being accreted to their redemption value of $1,145,790 over the estimated conversion period ending December 31, 2023 using the effective interest method. During the three and nine months ended September 30, 2023, the Company recorded $2,907 and $14,380, respectively, in accretion to redemption value on the Convertible Notes. During the three and nine months ended September 30, 2022, the Company recorded $17,673 and $64,171, respectively, in accretion to redemption value on the Convertible Notes.

8. Stockholders’ Equity (Deficit) and Share-Based Compensation

Stockholders’ Equity (Deficit)

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). We have designated and issued 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”). As of September 30, 2023 and December 31, 2022, there are no shares of Series A Preferred outstanding and 70,000 shares of Series B outstanding.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

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

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until the Capital Threshold is met. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3). As of June 2023, the $1 million dollar Capital Threshold was achieved and therefore, there is no remaining derivative liability (see Note 6).

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of September 30, 2023, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 541,957 were subject to outstanding RSUs and 1,105,965 shares were available for future grants of share-based awards.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Research and development	$5,529	$15,579	$16,406	$117,123
General and administrative	–	36,013	–	171,471
Total	$5,529	$51,592	$16,406	$288,594

The following summarizes our transaction activity related to RSUs for the nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Nonvested and outstanding at January 1, 2023	541,957	$3.01
Granted	–	–
Vested	–	–
Forfeited	–	–
Nonvested and outstanding at September 30, 2023	541,957	$3.01

As of September 30, 2023, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $10,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.47 years. As of September 30, 2023, 14,044 RSUs have vested under the 2020 Plan since its adoption.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

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

For the three and nine months ended September 30, 2023 and 2022, weighted average diluted shares outstanding exclude the dilutive effect of unvested RSUs and shares of common stock expected to be issued under our Convertible Notes and Series B Preferred as the effect of their inclusion would have been anti-dilutive during periods of net loss.

10. Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of September 30, 2023, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2023 (continued)

Operating Lease

We have no lease obligations as of September 30, 2023 and there was no rent expense for the three and nine months ended September 30, 2023 and 2022. Employees work from home offices at no cost to the Company.

11. Related Parties

During April 2021, we entered into consulting agreements (retroactive to September 1, 2020) with Nicole Steinmetz, Ph.D., former acting Chief Scientific Officer and former member of the Board of Directors, Jonathan Pokorski, Ph.D. (Dr. Steinmetz’s spouse), and Steve Fiering, Ph.D., each a co-founder of the company acquired in the reverse merger and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms. On May 2, 2023, Dr. Steinmetz resigned from the Board of Directors and her role as acting Chief Scientific Officer.

During the three months ended September 30, 2023, we did not incur any related party consulting expenses for Dr. Steinmetz or Dr. Pokorski. During the three months ended September 30, 2023, we incurred related party consulting expenses for Dr. Fiering in the aggregate amount of $7,500, included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the three and nine months ended September 30, 2023 and 2022 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of September 30, 2023 and December 31, 2022, we have accrued $286,375 and $238,000, respectively, in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying unaudited condensed consolidated balance sheets.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the three and nine months ended September 30, 2023, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operation

Three Months Ended September 30, 2023 and 2022:

Research and Development Expenses

Research and development expenses of approximately $85,000 for the three months ended September 30, 2023 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees, including approximately $6,000 in share-based compensation. The decrease in research and development expenses of approximately $126,000 for the three months ended September 30, 2023 as compared to the same prior year period was primarily due to a (i) decrease in payroll and related costs of approximately $85,000 due to a reduced time commitment by certain employees, (ii) a decrease in share-based compensation expense of approximately $10,000 as the majority of share-based awards have been fully expensed in prior periods, (iii) a decrease in consulting fees of approximately $39,000 due to a lower time commitment by our independent contractors, and (iv) a decrease in other expenses of approximately $2,000, which amounts were offset by an increase in technology license maintenance fees of $10,000. We believe our research and development expenses will increase significantly over time if we are able to raise sufficient capital to advance our programs.

Research and development expenses of approximately $211,000 for the three months ended September 30, 2022 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $16,000 in share-based compensation.

General and Administrative Expenses

General and administrative expenses of approximately $227,000 for the three months ended September 30, 2023 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $182,000, accounting and filing fees of approximately $17,000, director and officer insurance of approximately $10,000, legal fees related to intellectual property rights of approximately $12,000, and other corporate expenses of approximately $6,000. The decrease in general and administrative expenses of approximately $79,000 for the three months ended September 30, 2023 as compared to the same prior year period was primarily due to (i) decrease in payroll and related costs of approximately $39,000 due to a reduced time commitment by certain employees, (ii) a decrease in share-based compensation expense of approximately $36,000 as all outstanding share-based awards have been fully expensed in prior periods (iii) a decrease in legal fees related to intellectual property rights of approximately $6,000, and (iv) a net decrease in other expenses of approximately $6,000, which amounts were offset by a net increase in accounting and filing fees of approximately $8,000 due to the timing of the filing of the Company’s tax returns. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel, provided we are able to raise sufficient capital.

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

Other Income (Expense)

Gain on Redemption of Holocom Preferred Stock

On July 6, 2022, we entered into a Redemption Agreement with Holocom, as amended on June 21, 2023, pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock of Holocom. All shares were redeemed as of June 2023. During the three months ended September 30, 2022, we received cash proceeds in the amount of $343,000 upon the redemption of 857,500 shares of Series A Preferred Stock (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of approximately $57,000 for the three months ended September 30, 2022 pertains to a decrease in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

Non-Cash Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $18,000 and $18,000 for the three months ended September 30, 2023 and 2022, respectively, represents interest expense on convertible notes (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $3,000 and $18,000 for the three months ended September 30, 2023 and 2022, respectively, pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period using the effective interest method (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Nine Months Ended September 30, 2023 and 2022:

Research and Development Expenses

Research and development expenses of approximately $385,000 for the nine months ended September 30, 2023 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees, including approximately $16,000 in share-based compensation. The decrease in research and development expenses of approximately $456,000 for the nine months ended September 30, 2023 as compared to the same prior year period was primarily due to a (i) decrease in payroll and related costs of approximately $167,000 due to a reduced time commitment by certain employees, (ii) a decrease in share-based compensation expense of approximately $101,000 as the majority of share-based awards have been fully expensed in prior periods, (iii) a decrease in consulting fees of approximately $192,000 due to a lower time commitment by our independent contractors, and (iv) a decrease in other expenses of approximately $6,000, which amounts were offset by an increase in technology license maintenance fees of $10,000.

Research and development expenses of approximately $841,000 for the nine months ended September 30, 2022 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies, including approximately $117,000 in share-based compensation.

General and Administrative Expenses

General and administrative expenses of approximately $739,000 for the nine months ended September 30, 2023 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $594,000, accounting and filing fees of approximately $49,000, legal fees related to intellectual property rights of approximately $38,000, director and officer insurance of approximately $34,000, investor and public relation fees of approximately $12,000, and other expenses of approximately $12,000. The decrease in general and administrative expenses of approximately $550,000 for the nine months ended September 30, 2023 as compared to the same prior year period was primarily due to (i) a decrease in legal fees related to intellectual property rights of approximately $285,000 primarily related to the license agreement with Case Western Reserve University executed in the same prior year period, (ii) a decrease in share-based compensation expense of approximately $171,000 as all outstanding share-based awards have been fully expensed in prior periods, (iii) a decrease in legal fees of approximately $20,000, (iv) a decrease in payroll and consulting fees of approximately $63,000 due to a reduced time commitment by certain employees and consultants, (v) a decrease in accounting and filing fees of approximately $6,000 due to fewer filings with the Securities and Exchange Commission, and (vi) a decrease in other expenses of approximately $5,000.

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

Other Income (Expense)

Gain on Redemption of Holocom Preferred Stock

On July 6, 2022, we entered into a Redemption Agreement with Holocom, as amended on June 21, 2023, pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock of Holocom. During the nine months ended September 30, 2023, we received cash proceeds of $433,000 upon the redemption of 1,242,500 shares of Series A Preferred Stock. During the nine months ended September 30, 2022, we received cash proceeds in the amount of $343,000 upon the redemption of 857,500 shares of Series A Preferred Stock (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Interest Income

Interest income of approximately $3,000 for the nine months ended September 30, 2023 is primarily related to interest earned and received on monthly past due redemption installments from Holocom under the Redemption Agreement (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of approximately $47,000 and $58,000 for the nine months ended September 30, 2023 and 2022, respectively, pertains to a decrease in the estimated fair value of the anti-dilution issuance rights pursuant to the Series B Preferred (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

Non-Cash Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $55,000 and $51,000 for the nine months ended September 30, 2023 and 2022, respectively, represents interest expense on convertible notes (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Accretion to redemption value on convertible notes of approximately $14,000 and $64,000 for the nine months ended September 30, 2023 and 2022, respectively, pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period using the effective interest method (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

On August 21, 2020, we completed a reverse merger with Patriot Scientific Corporation, which provided us with $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was invested in convertible notes. During February 2022, we raised an additional $341,632 from the issuance of convertible notes. During the nine months ended September 30, 2023 and year ended December 31, 2022, we received proceeds of $433,000 and $343,000, respectively, from the redemption of Holocom Series A Preferred Stock (see Note 4 to the accompanying condensed consolidated financial statements). As of September 30, 2023, we had cash and cash equivalents of $252,898. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash used in operating activities	$(400,747)	$(526,637)
Net cash provided by investing activities	433,000	343,000
Net cash provided by financing activities	–	341,632
Net increase in cash and cash equivalents	$32,253	$157,995

Cash Flows From Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 consisted of our net loss of $712,677 combined with a decrease in the fair value of the derivative liability of $46,700 and a gain on redemption of preferred stock of Holocom of $433,000, which amounts were offset by (i) non-cash share-based compensation expense of $16,406, (ii) non-cash interest expense of $54,849, (iii) the accretion to redemption value on convertible notes of $14,380, and (iv) a net change in operating assets and liabilities of $705,995 primarily due to an increase in accrued compensation, accrued consulting, and other accrued expenses of $715,036, in aggregate.

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

Cash Flows From Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 and 2022 consisted of proceeds received from our redemption of Holocom’s Series A Preferred Stock of $433,000 and $343,000, respectively (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of net proceeds received from the issuance of convertible notes of $341,632 (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three and nine months ended September 30, 2023, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of September 30, 2023, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.	Legal Pro0ceedings

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

There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Report. As of September 30, 2023, the Company had incurred operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $7,620,779. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof and we would need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

We currently do not have sufficient capital to pay all amounts owed under our License Agreement with Case Western Reserve University (“CWRU”) in the amount of approximately $396,000 and if we fail to raise sufficient capital in the near term to pay for past due patent fees, we could lose the rights to develop our lead product candidate, MIE-101, which is the product upon which our business depends.

On May 4, 2022, we entered into a License Agreement with CWRU allowing us to develop and commercialize our lead product candidate, MIE-101. If we fail to comply with our obligations under the License Agreement, including the payment of all amounts due under the License Agreement, we may lose the rights to developed and potentially commercialize our lead product candidate, MIE-101, which is the product upon which our business depends. As of September 30, 2023, we have accrued approximately $396,000 in accrued patent fees payable to CWRU under the License Agreement and we currently do not have sufficient capital to pay all amounts due under the License Agreement. While CWRU has historically agreed to defer certain amounts due under the License Agreement, there can no guarantee that CWRU will grant us any additional time to pay our obligations and CWRU may terminate the License Agreement with us (see Note 6 to the accompanying unaudited condensed consolidated financial statements) if we are unable to raise sufficient capital to pay these past due amounts. In addition, there are many risks associated with our financial position and need for additional capital, as further described below under the section titled “RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL”.

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

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. We may experience disruptions as a result of COVID-19 (or any new potential variant) or any other pandemic that could severely impact our business and planned clinical trials, including:

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

As of September 30, 2023, we had cash and cash equivalents of $252,898 and current liabilities of $4,568,967. Since the closing date of the reverse merger, we have been unable to raise sufficient capital to advance our lead product candidate, MIE-101, from preclinical development into clinical development. Moreover, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof. We will need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. In addition, we expect our expenses to significantly increase if and when we are able to initiate product manufacturing to support preclinical and clinical testing, perform preclinical studies, including toxicology studies, initiate clinical development, and eventually, if successful, seek marketing approval for, our product candidates. Since the closing date of the reverse merger, our limited cash position has slowed our product development and other activities to remain afloat. If we are unable to raise additional capital when needed, we would be forced to further delay our preclinical and clinical development programs and potentially cease our operations altogether.

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

We currently have no product liability insurance coverage as our product candidates are not ready for clinical testing in patients. If we secure product liability insurance, it may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

If we fail to comply with our obligations under the License Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose those rights or other rights, which are the products upon which our business depends.

On July 1, 2020, we signed a License Option Agreement with CWRU, granting us the exclusive right to license technology and patent portfolios concerning certain immunostimulatory nanotechnology-based therapeutics and formulations to treat cancer and diseases in humans and for veterinary use. On May 4, 2022, we exercised our right to license the technology from CWRU and entered into a License Agreement. If we fail to comply with our obligations under the License Agreement, or any other future agreement, including the payment of all amounts due under the License Agreement, we may lose the rights to developed and potentially commercialize our technology, and CWRU may have the right to terminate the License Agreement or restrict our rights, in which event we would not be able to develop or market products covered by the License Agreement, which are the products upon which our business depends. As of September 30, 2023, we have accrued approximately $396,000 in accrued patent fees payable to CWRU under the License Agreement and we currently do not have sufficient capital to pay all amounts due under the License Agreement. While CWRU has historically agreed to defer certain amounts due under the License Agreement, there can no guarantee that CWRU will grant us any additional time to pay our obligations (see Note 6 to the accompanying unaudited condensed consolidated financial statements). Additionally, all milestones and other payments associated with this License Agreement will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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

The market price of our common stock could be subject to significant fluctuations. For instance, during the year ended December 31, 2022, the low and high trading prices of our common stock ranged from $0.50 to $3.00 per share, and during the nine months ended September 30, 2023, the low and high trading prices of our common stock ranged from $0.52 to $1.25 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of September 30, 2023. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing a majority of our capital stock outstanding as of September 30, 2023, on an as-converted basis. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Dated: November 2, 2023	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 2, 2023	MOSAIC IMMUNOENGINEERING, INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

