Form 10-K
period 2023-12-31
Mosaic ImmunoEngineering Inc.
filed 2024-04-15
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-22182

MOSAIC IMMUNOENGINEERING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

9114 Adams Avenue, #202, Huntington Beach, California (Address of principal executive offices)	92646 (Zip Code)

Registrant’s telephone number, including area code: (657) 208-0890

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value	None	None

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $816,893, calculated based on the closing price of the registrant’s common stock as reported by OTC of the OTC Markets.

As of April 12, 2024, the number of shares of registrant’s common stock outstanding was 7,242,137.

DOCUMENTS INCORPORATED BY REFERENCE

None

MOSAIC IMMUNOENGINEERING, INC.

ANNUAL REPORT ON FORM 10-K

i

Unless the context otherwise requires, references to the “Company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K (“Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Report. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Report as part of your evaluation of an investment in our common stock.

Risks Related to Our Operations

•	While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our existing liabilities and planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.
•	We currently do not have sufficient capital to pay all amounts owed under our License Agreement with Case Western Reserve University (“CWRU”) in the amount of approximately $407,000 as of December 31, 2023 and on March 22, 2024, we received a notice of termination from CWRU.
•	We may not successfully identify new product candidates to expand our development pipeline.
•	If we are able to raise sufficient capital, we expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	Our development efforts have historically been with product candidates in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of any product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of any product candidates, we may need to abandon or limit our development of these product candidates.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to further reduce or eliminate product development and potentially cease operations.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Risks Related to the Commercialization of Any Product Candidate

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely has not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Intellectual Property

•	If we are unable to obtain and maintain intellectual property protection for technology and products we plan to develop or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations under any license agreement or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose those rights or other rights, which could be the products upon which our business depends.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	There is a substantial lack of liquidity of our common stock and volatility risks, and because there is no active public trading market for our common stock, you may not be able to resell your common stock.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

PART I

Unless the context otherwise requires, references to the “Company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K (“Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

Business Overview

We are a development-stage biotechnology company focused on advancing and eventually commercializing immunotherapies for the treatment of cancer. We have historically advanced an early-stage product candidate, MIE-101, that is based on a naturally occurring plant virus licensed from Case Western Reserve University (“CWRU”) (see Note 12 to the accompanying consolidated financial statements). In addition, we are pursuing new product candidates and platforms to expand our pipeline based on a deep understanding of immunotherapies, although we may be unsuccessful in our efforts to identify new product candidates.

Business Strategy

Our strategy is to leverage our considerable industry experience, understanding of immunotherapies, and development expertise to identify, develop and commercialize product candidates with significant market potential that can fulfill unmet medical needs in the treatment of cancer. We have assembled a management team along with both scientific and business advisors, including recognized experts in the field of immunotherapy, with significant industry and regulatory experience to lead and execute the development and commercialization of immunotherapy products. We are focused on identifying and successfully licensing or acquiring new product candidates.

Our Corporate History and Background

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license the cowpea mosaic virus (“CPMV”) platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. On May 4, 2022, we entered into the license agreement with CWRU (“License Agreement”) pursuant to our rights granted under the License Option Agreement (see Note 6 to the accompanying audited consolidated financial statements). On March 22, 2024, we received a notice of termination from CWRU (see Note 12 to the accompanying consolidated financial statements). On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a reverse merger transaction, as further described below.

Reverse Merger

On August 19, 2020, Patriot Scientific Corporation, a corporation organized under Delaware law on March 24, 1992 (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a stock purchase agreement (“Stock Purchase Agreement”), whereby one of the wholly owned subsidiaries of Patriot Scientific Corporation (“PTSC”) merged with and into Private Mosaic, with Private Mosaic surviving as wholly owned subsidiary of PTSC (the “Reverse Merger”). The transaction closed on August 21, 2020 (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement.

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

On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, Inc. (“Holocom”) pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock at a redemption price of $0.40 per share, provided Holocom has sufficient capital to redeem the underlying shares. During the year ended December 31, 2023 and 2022, we received cash proceeds in the amount of $433,000 and $343,000, respectively, upon the redemption of 1,242,500 and 857,500 shares of Series A Preferred Stock, respectively (see Note 4 to the accompanying consolidated financial statements).

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States, the European Union, and other major pharmaceutical markets with respect to any new proprietary technology or product candidates.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents covering technology under a license agreement. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Any inability by us or any future licensor to protect adequately the underlying intellectual property may have a material adverse effect on our business, operating results, and financial position.

Our Trade Secrets

We also rely upon unpatented trade secrets, and there is no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that such rights can be meaningfully protected. We require our employees, consultants, outside scientific collaborators, and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreement provides that all inventions conceived by such employees shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Third-Party Rights

Our success also depends in part on our ability to gain access to third-party patent and proprietary rights and to operate our business without infringing on third-party patent rights. We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize product candidates. Licenses required under third-party patents or proprietary rights may not be available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products, if approved, requiring these licenses at all. The failure to obtain licenses, if needed, may have a material adverse effect on our business, operating results, and financial position.

Government Regulation

Regulatory Compliance

Our planned research and development activities, including testing in laboratory animals and in humans, our manufacture of product candidates, and oversight of suppliers and contract manufacturers involved in the production of product candidates, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing of these product candidates that we may develop, are all subject to stringent regulation, primarily by the FDA in the United States under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and its implementing regulations, and the Public Health Service Act (“PHS Act”) and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. If for any reason we do not comply with applicable requirements, such noncompliance can result in various adverse consequences, including one or more delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals if granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

Product Development and Approval Process

In the United States, product candidates we plan to develop are regulated as biologic pharmaceuticals, or biologics. The FDA’s regulatory authority for the approval of biologics resides in the PHS Act. However, biologics are also subject to regulation under the FDCA because most biological products also meet the FDCA’s definition of “drugs.” Most pharmaceuticals or “conventional drugs” consist of pure chemical substances and their structures are known. Most biologics, however, are complex mixtures that are not easily identified or characterized. Biological products differ from conventional drugs in that they tend to be heat-sensitive and susceptible to microbial contamination, thus requiring sterile manufacturing processes. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

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

The clinical investigation of a pharmaceutical, including a biologic, is generally divided into three phases followed by potential post-market obligations. Although the phases are usually conducted sequentially, they may overlap or be combined.

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

After the FDA evaluates the BLA and conducts inspections of manufacturing facilities, it may issue an approval letter or a complete response letter (“CRL”). An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL may require additional inspections, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of product candidates we plan to develop, and products being marketed outside of the United States. We must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of any products in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required by the FDA for BLA licensure. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Manufacturing

We currently do not possess any internal manufacturing infrastructure or capabilities. For any new product candidates, we plan to rely on internal manufacturing and development capabilities, as capital resources become available and capabilities are developed, in addition to third-party contract manufacturing and development organizations, or CDMOs, to manufacture biological product candidates for clinical testing, as well as for commercial manufacture if any product candidates receive marketing approval. We believe that this hybrid strategy will enable us to control and manage preclinical and early-stage clinical manufacturing while outsourcing other aspects of manufacturing and later-stage clinical manufacturing that would likely require higher infrastructure cost to build and operate. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor. To date, we have not manufactured any products candidates due to our limited capital resources.

Sales and Marketing

None of our historical product candidates has been approved for sale. If and when a product candidate advances closer to marketing approval, we may commercialize them on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. We currently have no sales, marketing or commercialization capabilities and have no experience as a company doing such activities. However, we may build the necessary capabilities and infrastructure over time following the advancement of our product candidates. Clinical data, the size of the opportunity and the size of the commercial infrastructure required will influence our commercialization plans and decision making.

Competition

Competition in the pharmaceutical and biotechnology industry is intense and characterized by aggressive research and development and rapidly evolving science, technology, and standards of medical care throughout the world. Regarding our competitive position in the industry and our focus on immunotherapies for the treatment of cancer, we would face competition with all other immuno-oncology products either in development or already approved. Many of the companies against which we may compete in the future, such as biotechnology and pharmaceutical companies focused on cancer immunotherapies, including but not limited to, Amgen, Inc., AstraZeneca plc, Bristol-Myers Squibb Company (“BMS”), Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A., all have significantly greater financial resources and expertise in research and development, manufacturing, conducting preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Oncology drugs and therapeutics on the market range from traditional cancer therapies, including chemotherapy, to immune checkpoint inhibitors targeting CTLA-4, such as BMS’ YERVOY, and PD-1/PD-L1, such as BMS’ OPDIVO, Merck & Co.’s KEYTRUDA and Genentech’s TECENTRIQ, to T cell-engager immunotherapies, such as Amgen’s BLINCYTO and to oncolytic immunotherapies, including Amgen’s T-Vec, an FDA-approved oncolytic immunotherapy for treating advanced melanoma.

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

Segment information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s primary focus is on research and development of immunotherapies with broad potential to treat cancer.

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

Our business address is 9114 Adams Avenue, #202, Huntington Beach, California 94646 and our telephone number is (657) 208-0890. Our website address is www.mosaicie.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in this Report, and should not be relied upon.

Human Capital

At December 31, 2023, we have three full-time employees and five part-time employees. We also engage consultants and part-time assistance, as needed. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. Our employees are not covered by a key-person life insurance policy.

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

There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Report. As of December 31, 2023, the Company had incurred operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $7,916,337. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof and we would need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

We currently do not have sufficient capital to pay all amounts owed under our License Agreement with Case Western Reserve University (“CWRU”) in the amount of approximately $407,000 as of December 31, 2023 and on March 22, 2024, we received a notice of termination from CWRU.

On May 4, 2022, we entered into a License Agreement with CWRU allowing us to develop and commercialize our lead product candidate, MIE-101. If we fail to comply with our obligations under the License Agreement, including the payment of all amounts due under the License Agreement, we may lose the rights to developed and potentially commercialize our lead product candidate, MIE-101, which is the product upon which our business depends. As of December 31, 2023, we have accrued approximately $407,000 in accrued patent fees payable to CWRU under the License Agreement and we currently do not have sufficient capital to pay all amounts due under the License Agreement. On March 22, 2024, we received a notice of termination from CWRU. In addition, there are many risks associated with our financial position and need for additional capital, as further described below under the section titled “RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL”.

We may not successfully identify new product candidates to expand our development pipeline.

The success of our business over the near term depends upon our ability to identify and validate new potential cancer therapeutics. Efforts to identify new product candidates require substantial technical, financial and human resources, and our limited financial resources combined with our methodology may not successfully identify medically relevant potential therapeutics to be developed as product candidates. Moreover, our research and business development efforts may identify molecules that initially show promise yet fail to yield product candidates for clinical development for multiple reasons. For example, potential product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal drug profiles, suboptimal manufacturability or stability, or other characteristics suggesting that they are unlikely to be commercially viable products. Our inability to successfully identify additional new product candidates to advance into clinical trials could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are able to raise sufficient capital, we expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.

We have limited our operations in advancing our technology based on the limited amount of capital we have raised. Since the reverse merger in August 2020, we have not raised any capital other than $575,000 and $341,632 from the issuance of our convertible notes in May 2021 and February 2022, respectively. Due to our limited operations, our historical results do not reflect the significant costs required to develop a product candidate. In addition, our products have historically been in preclinical development and therefore, we anticipate that our expenses will increase substantially over the next several years, if and as we:

•	identify and successfully license or acquire new product candidates or technologies;
•	develop product manufacturing processes under the Food and Drug Administration’s (“FDA’s”) current Good Manufacturing Practice regulations (“cGMP”) for product candidates and enter into manufacturing supply agreements to support toxicology studies and clinical trials;
•	contract preclinical toxicology studies to support the safety of product candidates prior to starting any human trial;
•	continue preclinical research and translational studies to enhance our understanding of the mechanism of action of the product candidates;
•	enter into collaboration arrangements with regards to product discovery and product development;
•	pay amounts owed under the former licensing agreement with Case Western Reserve University and potentially acquire rights to other product candidates and technologies;
•	prepare regulatory filings, such as filing IND applications with the FDA that are required prior to starting any human clinical trial;
•	plan, initiate, enroll, and complete clinical trials;
•	maintain, expand and protect intellectual property; and
•	hire additional personnel to support our research, development, and administrative efforts.

We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to license or acquire new product candidates and advance these product candidates, we may have greater difficulty raising capital on favorable terms, or at all. In addition, there are many risks associated with our financial position and need for additional capital, as further described below under the section titled “RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL”.

If we are able to raise sufficient capital, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses that we incur may fluctuate significantly from quarter to quarter and year to year.

To become and remain profitable, we or a potential partner must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing all phases of clinical trials, obtaining marketing approval and manufacturing, marketing and selling those products for which we obtain marketing approval. We or a potential partner may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our development efforts will take several years and will require significant capital that will dilute the ownership interest of common stockholders. A decline in the value of the Company could also cause stockholders to lose all or part of their investment.

Our development efforts have historically been with product candidates in preclinical development.

We currently do not have any products that have gained regulatory approval and our development efforts have historically been focused on product candidates in preclinical development. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of new product candidates. As a result, our business is substantially dependent on our ability to successfully license or acquire new technologies and complete the development of and obtain regulatory approval for these product candidates.

If we are unsuccessful in accomplishing the numerous and complex objectives in developing product candidates, we may not be able to successfully develop and commercialize new product candidates, and our business will suffer.

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

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of product candidates and adversely impact our business.

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. We may experience disruptions as a result of COVID-19, any variants of COVID-19, or any other pandemic that could severely impact our business and planned clinical trials, including:

•	delays or difficulties in planned clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays or difficulties in enrolling patients in our planned clinical trials and further incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments;
•	challenges related to ongoing and increased operational expenses related to any pandemic;
•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•	limitations in resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “Stay-at-Home” orders or similar working restrictions;
•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in preclinical and clinical sites receiving the supplies and materials needed to conduct our planned clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our planned clinical trials;
•	changes in regulations as part of a response to the COVID-19 pandemic or any variants of COVID-19 or any other pandemic which may require us to change the ways in which our planned clinical trials may be conducted, or which may result in unexpected costs;
•	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•	increased competition for contract research organizations (“CROs”), suppliers and vendors.

Should COVID-19 or any variants of COVID-19 or any other pandemic cases in USA increase, the country or states may institute stricter social distancing protocols.

Additionally, third parties that we may engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of any pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is likely that the disproportionate impact of any pandemic on hospitals and clinical sites will have an impact on recruitment and retention for our planned clinical trials. In addition, our future clinical trial sites could experience delays in collecting, receiving and analyzing data from patients enrolled in our planned clinical trial due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from any pandemic on the costs and timing associated with the conduct of our panned clinical trial and other related business activities.

To the extent the any pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of any product candidates.

The risk of failure for products in preclinical or early stage of development is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we would need to complete formulation development, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans. In addition, product manufacturing and process development along with preclinical and clinical testing are all expensive activities, difficult to design and implement, and can take several years to complete. The outcome of preclinical and clinical trials is inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of preclinical studies and early clinical trials for new product candidates may not be predictive of the results of later-stage clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if product candidates will prove effective and safe in humans or will receive regulatory approval.

We may experience delays in clinical trials, and we do not know whether any planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or any other foreign regulatory body will not put any product candidate on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize product candidates. Planned clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA, European Medicines Agency (“EMA”), or a comparable foreign regulatory authority on a trial design that we want to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;

•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of our contract research organizations (“CROs”) and other third parties;
•	clinical trials of product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	the number of patients required for clinical trials of product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
•	we may experience delays or difficulties in the enrollment of patients that product candidates are designed to target based on the inclusion and exclusion criteria;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	we may have difficulty partnering with experienced Clinical Research Organization and study sites that can identify patients that product candidates are designed to target and run our clinical trials effectively;
•	regulators or institutional review boards (“IRBs”) may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•	the supply or quality of product candidates or other materials necessary to conduct clinical trials of product candidates may be insufficient or inadequate; or
•	there may be changes in governmental regulations or administrative actions.

If we are required to conduct additional clinical trials or other testing of product candidates, or if we are unable to successfully complete clinical trials or other testing, or if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for product candidates, if ever;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for products or inhibit our ability to successfully commercialize product candidates;
•	be subject to additional post-marketing restrictions and/or testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

Product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether preclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize product candidates or may allow our competitors to bring products to market before we do and impair our ability to successfully commercialize new product candidates and may harm our business and results of operations. In addition, enrollment delays in clinical trials may result in increased development costs, which would cause the value of the Company to decline and limit our ability to obtain additional financing.

If serious adverse events or unacceptable side effects are identified during the development of any product candidates, we may need to abandon or limit our development of these product candidates.

If product candidates are associated with undesirable effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Currently unknown, drug-related side effects may be identified in our planned clinical studies and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Reported serious adverse events may arise and the occurrence, whatever the cause, may impact the conduct of any ongoing or future clinical trial. To date, we have had no product candidates evaluated in any human clinical studies. Any occurrence of clinically significant adverse events may harm our business, financial condition and prospects significantly.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or third parties’ cyber security.

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other planned internal infrastructure systems, including corporate firewalls, servers, connection to the Internet, face the risk of systemic failure that could disrupt our operations. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of product candidates or any future product candidates could be hindered or delayed. In addition, due to limited corporate infrastructure, our entire workforce is currently working remotely. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

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

As of December 31, 2023, we had cash and cash equivalents of $156,178 and current liabilities of $4,733,055. Since the closing date of the Reverse Merger, we have been unable to raise sufficient capital to advance any product candidate from preclinical development into clinical development. Moreover, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof. We will need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. In addition, we expect our expenses to significantly increase if and when we are able to initiate product manufacturing to support preclinical and clinical testing, perform preclinical studies, including toxicology studies, initiate clinical development, and eventually, if successful, seek marketing approval for, any product candidates. Since the closing date of the Reverse Merger, our limited cash position has slowed our product development and other activities to remain afloat. If we are unable to raise additional capital when needed, we would be forced to further delay our preclinical and clinical development programs and potentially cease our operations altogether.

If we are able to raise additional capital, our funding needs may fluctuate significantly based on several factors, including, but not limited to:

•	the scope, progress, results and costs of product development and manufacture of drug product to support preclinical and clinical development of product candidates;
•	the extent to which we enter into additional collaboration arrangements regarding product discovery or development;
•	the costs, timing and outcome of regulatory review of product candidates;
•	our ability to establish additional collaborations with favorable terms, if at all;
•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of product candidates for which we receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the costs to in-license technology for new products or technologies; and
•	revenue, if any, received from commercial sales of product candidates, should any product candidates receive marketing approval.

Identifying potential product candidates and conducting manufacturing and process development, preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, any product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional capital is unlikely to be available on favorable terms or at all.

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

Risks Related to the Commercialization of Any Product Candidates

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of cancer. Some of these competitive products and therapies are based on scientific approaches in immuno-oncology that may be similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Many of the companies against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, conducting preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We will face an inherent risk of product liability exposure related to the testing of product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend against claims that product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently have no product liability insurance coverage as we do not have any ongoing clinical testing in patients. If we initiate clinical testing in patients, we will secure product liability insurance, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We may in the future determine to seek to collaborate with pharmaceutical and biotechnology companies for the development of product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other potential development programs, delay its potential development schedule or reduce the scope of research activities, or increase our expenditures and all development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop these product candidates, and our business may be materially and adversely affected.

If any future collaboration does not result in the successful development of products or product candidates, product candidates could be delayed, and we may need additional resources to develop product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators.

We may contract with third parties for the manufacture of product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.

Due to our limited operations and no existing manufacturing infrastructure or capabilities, we may utilize third parties to formulate, manufacture, package, and distribute preclinical and clinical supplies. In addition, these materials are generally custom-made and available from only a limited number of sources. Despite drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of these product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Any performance failure on the part of our future manufacturers of drug substance or drug products could delay clinical development or potential marketing approval.

We also expect to rely on other third parties to label, store, and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of product candidates or commercialization of products, producing additional losses and depriving us of potential product revenue.

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

The third parties we may rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our clinical or commercialization activities. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of products. Additionally, macro-economic conditions may adversely affect these third parties, causing them to suffer liquidity or operational problems. If a key third-party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.

In addition, any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations that may be capable of manufacturing for us. Our anticipated future dependence upon others for the manufacture of product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Data provided by collaborators and other parties upon which we rely has not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

We rely and intend to rely on third-party vendors, scientists, and collaborators to provide us with significant data and other information related to our projects, clinical trials, and business. We do not independently verify or audit all of such data (including possibly material portions thereof). As a result, such data may be inaccurate, misleading, or incomplete.

Risks Related to Intellectual Property

If we are unable to obtain and maintain intellectual property protection for technology and products we plan to develop or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States, the European Union, and other countries with respect to proprietary technology and products we plan to develop. We will seek to protect our proprietary position by filing patent applications in the United States and internationally that are related to novel technologies and product candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our discovery and preclinical development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Any inability by us to adequately protect the underlying intellectual property with respect to proprietary technology and products we plan to develop may have a material adverse effect on our business, operating results, and financial position.

If we fail to comply with our obligations under any license or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose those rights or other rights which could be the products upon which our business depends.

If we fail to comply with our obligations under any license agreement, or any other future agreement, including the payment of all amounts due under these agreements, we may lose the rights to developed and potentially commercialize the underlying technology, and the licensor may have the right to terminate the license agreement or restrict our rights upon notice, in which event we would not be able to develop or market products covered by the agreement, which could be the products upon which our business depends. For instance, on May 4, 2022, we entered into a License Agreement with CWRU allowing us to develop and commercialize our former lead product candidate, MIE-101. As of December 31, 2023, we owed CWRU approximately $407,000 in accrued patent fees under the License Agreement and we did not have sufficient capital to pay all amounts due under the License Agreement. While CWRU had historically agreed to extend our payment terms, on March 22, 2024, we received a notice of termination from CWRU (see Note 12 to the accompanying consolidated financial statements).

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Because competition in our industry is intense, competitors may infringe or otherwise violate our potential rights to patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our potential patents at risk of being invalidated or interpreted narrowly. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreement may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development of potential new products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize potential products, in which case, we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license, or we are not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell product candidates and use proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to potential new products and technology, including proceedings challenging validity before the United States Patent and Trademark Office (“USPTO”) and/or European Patent Office (“EPO”). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing these products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing any infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for the technology and product candidates, we also plan to rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any NDAs or similar agreements entered into by the Company may not be with all relevant parties, or adequately protect the confidentiality of our trade secrets. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from sharing such trade secrets or from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

If we are able to secure sufficient funding, we would expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product manufacturing, preclinical research, clinical development, and regulatory affairs, as capital resources become available. To manage our anticipated future growth, we must also implement and improve our managerial, operational and financial systems, identify new facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price of our common stock could be subject to significant fluctuations. For instance, during the year ended December 31, 2023, the low and high trading prices of our common stock ranged from $0.50 to $1.25 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results from preclinical testing and clinical trial results, and our ability to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;
•	issues in manufacturing these product candidates;
•	the entry into, or termination of, key agreements, including the termination of our License Agreement with CWRU and any future license agreement;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend intellectual property rights or defend against the intellectual property rights of others;

•	announcements by competitors of new commercial products, clinical progress or the lack thereof, significant contracts, or commercial relationships;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	the loss of key employees;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of healthcare payment systems;
•	issuance of new shares of common stock from raising additional capital, which may not be available on acceptable terms, or at all; and
•	period-to-period fluctuations in our financial results.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of December 31, 2023. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing a majority of our capital stock outstanding as of December 31, 2023, on an as-converted basis. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

These provisions include:

•	providing that our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the voting power of our then outstanding shares of common stock entitled to vote generally for the election of directors;
•	providing that any action required or permitted to be taken by the stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders, subject to the rights of the holders of any series of preferred stock with respect to such series, if any;

•	providing that special meetings of our stockholders may only be called by the board of directors pursuant to a resolution adopted by the affirmative vote of a majority of the board of directors;
•	providing that our board of directors can be divided into three classes of directors, with each class as nearly equal in number as possible, serving staggered three-year terms, other than directors which may be elected by holders of preferred stock, if any. This system of electing and removing directors may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us, because it could have the effect of increasing the length of time necessary to change the composition of a majority of the board of directors. In general, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in a majority of the members of the board of directors;
•	providing that all board vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, or by a sole remaining director and shall not be filled by the stockholders;
•	providing that our amended and restated bylaws may only be amended by the affirmative vote of the holders of at least two-thirds of our then outstanding common stock;
•	providing the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; and
•	limiting the liability of, and providing indemnification to, our directors and officers.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. While do not presently have any general processes for assessing, identifying, and managing material risks from cybersecurity threats due to our limited financial resources, we do oversee certain third-party service providers and we plan to institute broader cybersecurity measures at such time we are able to raise sufficient capital.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we oversee and manage these risks by monitoring these third-party service providers and reviewing SOC reports of these providers and implementing complementary controls, if necessary. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

ITEM 2.	PROPERTIES

The Company has no properties at December 31, 2023, and at the period covered by this Report, has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. The Company expects this arrangement to continue until the Company can raise sufficient capital to advance its research and development product pipeline.

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

Market Information

Our common stock is currently quoted on the OTC Pink Open Market (“OTC Pink”) under the trading symbol “CPMV”. There has been a very limited market for our common stock and our trading volume has been negligible. There is no guarantee that an active trading market will develop in our common stock. These quotations as reported by the OTC Pink reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The following table sets forth the range of high and low bid quotations for each of the years ended December 31, 2023 and 2022.

	Bid Quotations
	High	Low
Year Ended December 31, 2023
Quarter Ended March 31, 2023	$1.25	$0.76
Quarter Ended June 30, 2023	$1.05	$0.80
Quarter Ended September 30, 2023	$1.00	$0.52
Quarter Ended December 31, 2023	$0.84	$0.50

Year Ended December 31, 2022
Quarter Ended March 31, 2022	$3.00	$0.50
Quarter Ended June 30, 2022	$2.05	$0.66
Quarter Ended September 30, 2022	$2.00	$0.88
Quarter Ended December 31, 2022	$1.70	$0.52

Holders

On March 28, 2024, the closing price of our stock was $0.32 per share and we had 645 stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Transfer Agent

The transfer agent of our common stock is Issuer Direct Corporation, having an office at One Glenwood Avenue, Suite 1001, Raleigh, NC 27603; their phone number is (801) 272-9294.

Dividend Policy

We paid no dividends during the periods ended December 31, 2023 and 2022, and we do not expect to pay any cash dividends in the foreseeable future. We expect to retain any potential future earnings, if any, to fund our research and development efforts.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2023:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	541,957	(1)	–	(2)	1,105,965	(3)
Equity compensation plans not approved by stockholders	–		–		–
Total	541,957	(1)	–	(2)	1,105,965	(3)

 ______________________

(1)	Represents restricted stock units (“RSUs”) granted under our stockholder approved equity compensation plan referred to as the 2020 Omnibus Incentive Plan (“2020 Plan”).
(2)	Weighted-average exercise price is not shown as there is no exercise price for RSUs.
(3)	On the first anniversary date from the adoption date of the 2020 Plan (or on October 21, 2022), the total number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities, such as the shares issuable upon the conversion of convertible preferred stock, as calculated on an as-converted basis. On October 21, 2021, the number of shares reserved for issuance under the 2020 Plan increased to 1,661,966, of which, 1,105,965 are available for future issuance.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, selected financial data is not required to be disclosed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K (“Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

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

Overview

We are a development-stage biotechnology company focused on advancing and eventually commercializing immunotherapies for the treatment of cancer. We have historically advanced an early-stage product candidate, MIE-101, that is based on a naturally occurring plant virus licensed from Case Western Reserve University (“CWRU”) (see Note 12 to the accompanying consolidated financial statements). In addition, we are pursuing new product candidates and platforms to expand our pipeline based on a deep understanding of immunotherapies.

Summary of Significant Events

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license the cowpea mosaic virus (“CPMV”) platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. On May 4, 2022, we entered into the license agreement with CWRU (“License Agreement”) pursuant to our rights granted under the License Option Agreement (see Note 6 to the accompanying audited consolidated financial statements). On March 22, 2024, we received a notice of termination from CWRU (see Note 12 to the accompanying consolidated financial statements). On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a reverse merger transaction, as further described below.

Reverse Merger

On August 19, 2020, Patriot Scientific Corporation, a corporation organized under Delaware law on March 24, 1992 (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a stock purchase agreement (“Stock Purchase Agreement”), whereby one of the wholly owned subsidiaries of Patriot Scientific Corporation (“PTSC”) merged with and into Private Mosaic, with Private Mosaic surviving as wholly owned subsidiary of PTSC (the “Reverse Merger”). The transaction closed on August 21, 2020 (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement.

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

On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, Inc. (“Holocom”) pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock at a redemption price of $0.40 per share, provided Holocom has sufficient capital to redeem the underlying shares. During the year ended December 31, 2023 and 2022, we received cash proceeds in the amount of $433,000 and $343,000, respectively, upon the redemption of 1,242,500 and 857,500 shares of Series A Preferred Stock, respectively (see Note 4 to the accompanying consolidated financial statements).

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

On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock, provided Holocom has sufficient capital to redeem the underlying shares.

We recognized the payments for the redemption of shares of Series A Preferred Stock using a cash basis of accounting rather than an accrual method as we are unable to assert that collection of amounts due under the Redemption Agreement is probable, regardless of the terms of the Redemption Agreement. As a result, the remaining redemption amount receivable as of December 31, 2022 was fully reserved and other income was recognized once payments were received. We would remove the cash basis of accounting designation at such time we believe collection from Holocom is probable based upon sufficient liquidity or a demonstrated payment history.

On June 21, 2023, we entered into an amendment to the Redemption Agreement (“Amendment No. 1”) to redeem the remaining 910,000 shares of Series A Preferred Stock outstanding in exchange for a lump sum payment of $300,000 (in lieu of monthly payments), representing a redemption price of approximately $0.33 per share. As of December 31, 2023, we redeemed in aggregate, 2,100,000 shares of Series A Preferred Stock, in exchange for aggregate net proceeds received by us of $776,000 as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Proceeds received	$433,000	$343,000
Shares of Series A Preferred Stock redeemed	$1,242,500	$857,500

As of December 31, 2023, Holocom had no further obligations to us under the Redemption Agreement or any other arrangement (see Note 4 to the accompanying consolidated financial statements).

2.	Fair Value of Financial Instruments

Anti-Dilution Issuance Rights Derivative Liability

Pursuant to the Series B Preferred Certificate of Designation, the Series B Preferred includes certain anti-dilution issuance rights, whereby the holder will continue to maintain equity ownership equal to 10% of the fully diluted shares of common stock outstanding, calculated on an as converted basis, including all other convertible securities outstanding and reserved for issuance (and excluding stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company) until we raise the Capital Threshold under the License Agreement (see Note 6 to the accompanying audited consolidated financial statements). The Capital Threshold was met as of June 30, 2023 and therefore, there was no derivative liability as of December 31, 2023. As of December 31, 2022, the Capital Threshold was approximately $283,000.

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

The primary inputs used in valuing the anti-dilution issuance rights liability at December 31, 2022 was as follows:

December 31, 2022
Fair value of common stock (per share)	$0.99
Estimated additional shares of common stock	71,511
Expected volatility	130%
Expected term (years)	0.25
Risk-free interest rate	4.42%

The fair value of the anti-dilution issuance rights liability as of December 31, 2022 was determined by management with the assistance of an independent third-party specialist. The computation of expected volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the estimated number of shares, timing, and probability of future equity financings in the calculation of the anti-dilution issuance rights liability.

3.	Convertible Notes

The Company follows Financial Accounting Standards Board (“FASB’s”) Accounting Standards Codification (“ASC”) 480-10, “Distinguishing Liabilities from Equity” in its evaluation of the accounting for share-settled debt (Convertible Notes). ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:

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

Results of Operations

Years Ended December 31, 2023 and 2022

Research and Development Expenses

Research and development expenses of approximately $435,000 for the year ended December 31, 2023 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees, including approximately $22,000 in share-based compensation expense. The decrease in research and development expenses of approximately $613,000 for the year ended December 31, 2023 as compared to the same prior year period was primarily due to a (i) decrease in payroll and related costs of approximately $253,000 due to a reduced time commitment by certain employees, (ii) a decrease in share-based compensation expense of approximately $102,000 as the majority of share-based awards have been fully expensed in prior periods, (iii) a decrease in consulting fees of approximately $263,000 due to a lower time commitment by our independent contractors, and (iv) a decrease in other expenses of approximately $5,000, which amounts were offset by an increase in technology license maintenance fees of $10,000.

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

General and Administrative Expenses

General and administrative expenses of approximately $964,000 for the year ended December 31, 2023 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $790,000, accounting and filing fees of approximately $53,000, legal fees related to intellectual property rights of approximately $49,000, director and officer insurance of approximately $43,000, investor and public relation fees of approximately $15,000, and other expenses of approximately $14,000. The decrease in general and administrative expenses of approximately $615,000 for the year ended December 31, 2023 as compared to the same prior year period was primarily due to (i) a decrease in legal fees related to intellectual property rights of approximately $298,000 primarily related to amounts due related to the life-to-date patent fees owed under the license agreement with Case Western Reserve University executed in the same prior year period, (ii) a decrease in share-based compensation expense of approximately $171,000 as all outstanding share-based awards have been fully expensed in prior periods, (iii) a decrease in payroll and consulting fees of approximately $88,000 due to a reduced time commitment by certain employees and consultants, (iv) a decrease in legal fees of approximately $20,000, (v) a decrease in accounting and filing fees of approximately $27,000 due to fewer filings with the Securities and Exchange Commission, and (vi) a decrease in other expenses of approximately $11,000.

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

Other Income (Expense)

Gain on Sale of Holocom Preferred Stock

On July 6, 2022, we entered into a Redemption Agreement with Holocom, as amended on June 21, 2023, pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock of Holocom. During the year ended December 31, 2023, we received cash proceeds of $433,000 upon the redemption of 1,242,500 shares of Series A Preferred Stock. During the year ended December 31, 2022, we received cash proceeds in the amount of $343,000 upon the redemption of 857,500 shares of Series A Preferred Stock.

Interest Income

Interest income of approximately $3,000 for the year ended December 31, 2023 is primarily related to interest earned and received on monthly past due redemption installments from Holocom under the Redemption Agreement.

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of approximately $47,000 and $58,000 for the years ended December 31, 2023 and 2022, respectively, pertains to a decrease in the estimated fair value of the anti-dilution issuance rights pursuant to the Series B Preferred.

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $73,000 and $70,000 for the years ended December 31, 2023 and 2022, respectively, represents interest expense on convertible notes.

Accretion to redemption value on convertible notes of approximately $16,000 and $82,000 for the years ended December 31, 2023 and 2022, respectively, pertains to the accretion of the convertible notes to their redemption value using the effective interest method.

Liquidity and Capital Resources

On August 21, 2020, we completed a reverse merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was invested in convertible notes. During February 2022, we raised an additional $341,632 from the issuance of convertible notes. During the years ended December 31, 2023 and 2022, we received $433,000 and $343,000 from the redemption of Holocom Series A Preferred Stock. As of December 31, 2023, we had cash and cash equivalents of $156,178. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Report.

Our primary uses of capital to date are primarily related to payroll, consulting and related costs, corporate formation and ongoing public company expenses, fees associated with license agreements, including patent related expenses, and costs of the Reverse Merger. On a go forward basis, we will need significant additional capital to support our research and development efforts, compensation and related expenses, and hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and to reduce our accrued liabilities. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of product candidates, provided we are able to raise sufficient capital.

We plan to continue to fund losses from operations and future funding needs through our cash on hand and future equity and/or debt offerings, as well as potential collaborations or licensing arrangements with other companies.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. If we raise funds from the issuance of equity securities (which will be challenging in light of current market conditions combined with our early stage of development), substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing (also challenging in light of current market conditions combined with our early stage of development), the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish rights to products or technology, and we may not be able to enter into any such contracts or license arrangements on favorable terms, or at all. Since the closing date of the Reverse Merger, our limited cash position has required us to perform only limited development activities and to delay and scale back our development programs and other activities to remain afloat. If we continue to have insufficient funds, we may be required to cease our operations altogether.

In addition, the continuation of disruptions caused by COVID-19 or other related variants, broad-based inflation, and various economic indicators that the United States economy may be entering a recession in upcoming quarters may cause investors to slow down or delay their decision to deploy capital which will adversely impact our ability to fund future operations. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. If we are unable to raise additional capital and continue to have insufficient funds, we may be required to cease our operations altogether. The above matters raise substantial doubt regarding our ability to continue as a going concern.

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash used in operating activities	$(497,467)	$(690,129)
Net cash provided by investing activities	433,000	343,000
Net cash provided by financing activities	–	341,632
Net decrease in cash and cash equivalents	$(64,467)	$(5,497)

Cash Flows From Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 consisted of our net loss of $1,008,235 combined with a decrease in the fair value of the derivative liability of $46,700 and a gain on redemption of preferred stock of Holocom of $433,000, which amounts were offset by (i) non-cash share-based compensation expense of $21,935, (ii) non-cash interest expense of $73,333, (iii) the accretion to redemption value on convertible notes of $15,842, and (iv) a net change in operating assets and liabilities of $879,358 primarily due to an increase in accrued compensation, accrued consulting, and other accrued expenses of $877,067, in aggregate.

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

Cash Flows From Investing Activities

Net cash provided by investing activities for the years ended December 31, 2023 and 2022 consisted of proceeds received from our redemption of Holocom’s Series A Preferred Stock of $433,000 and $343,000, respectively.

Cash Flows From Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 consisted of net proceeds received from the issuance of convertible notes of $341,632.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control — Integrated Framework – 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Controls over Financial Reporting

Management has determined that, as of December 31, 2023, there were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

On June 14, 2021, by written consent of the holders of 80% of the voting power of our issued and outstanding capital stock (“Majority Shareholders”), the Majority Shareholders voted in favor of six directors to the Company’s Board of Directors (the “Board”) to serve until the first annual meeting of stockholders to occur following the first date on which our common stock is listed or quoted on a national securities exchange or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers, subject in each case to the terms and conditions of their respective offer letter or consulting agreement, serve at the discretion of the Board, and are appointed to serve by the Compensation Committee of the Board. The following table and text set forth below contain the names and ages of each person serving as our directors and/or executive officers as of December 31, 2023. The business address of each of the directors and executive officers is 9114 Adams Avenue, #202, Huntington Beach, California 92646.

Name	Age	Position and Term
Steven King	59	Director (since August 21, 2020); President and CEO (since August 31, 2020)
Robert Baffi, Ph.D.	68	Director (since July 15, 2021)
Gloria H. Felcyn	81	Director (since October 2002)
Robert Garnick, Ph.D.	74	Director (since August 21, 2020)
Carlton M. Johnson, Jr.	64	Director (since August 2001); former Interim Chief Executive Officer (April 1, 2019 to August 28, 2020) and Interim Chief Financial Officer (October 3, 2019 to August 28, 2020)
Paul Lytle	55	Director (since August 21, 2020); EVP, Chief Financial Officer, Corporate Secretary (since August 31, 2020)

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

Meetings of the Board

Our Board held frequent telephonic meetings with the executive officers and management. The Audit Committee held four (4) meetings during the year ended December 31, 2023 and, pre-approved all audit and audited related services and fees, reviewed all Company filings with the SEC, and was provided all required communications from our independent registered public accounting firm.

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. Notwithstanding the foregoing, our Board has determined that Dr. Baffi, Ms. Felcyn, and Dr. Garnick, are “independent directors” within the meaning of Nasdaq Marketplace Rule 5605(a)(2). Under Nasdaq Marketplace Rule 5605(a)(2), a director will not be considered an “independent director” if, such director at any time during the past three years was an employee of the Company, or if a director (or a director’s family member) accepted compensation from the Company (other than compensation for board or board committee service) in excess of $120,000 during any twelve month period within the three years preceding the determination of independence. In addition, a director will not qualify as an “independent director” if, in the opinion of our Board of Directors, that person has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Certain Relationships

There are no family relationships between or among the Board or executive officers.

Annual Meeting Attendance

Our policy is to invite and encourage each member of our Board to be present at any annual meetings of stockholders. During the year ended December 31, 2023, there was no annual meeting of stockholders.

Director Compensation

We did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of our non-employee directors during the year ended December 31, 2023. In addition, we reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the year ended December 31, 2023.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to Mosaic ImmunoEngineering, Inc., 9114 Adams Avenue, #202, Huntington Beach, California 92646, Attention: Board of Directors. The Corporate Secretary reviews and forwards correspondence to the appropriate director or group of directors for response.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the compensation of the named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total Compensation ($)
Steven King, President and Chief	2023	$250,000	(1)	$–	$–	$17,844	(2)	$267,844
Executive Officer (“CEO”)	2022	$250,000	(1)	$–	$–	$16,322	(2)	$266,322

Paul Lytle, EVP, Chief Financial	2023	$250,000	(1)	$–	$–	$45,526	(2)	$295,526
Officer (“CFO”)	2022	$250,000	(1)	$–	$–	$41,647	(2)	$291,647

(1)	Of such amount, Mr. King and Mr. Lytle have agreed to defer 85% of their base salary payable in cash until such a time that the Company is able to raise at least $4 million in funding.
(2)	Represents the cost of benefits paid on behalf of the named executive officer for health, dental, and vision benefits.

Outstanding Equity Awards

The following table sets forth certain information regarding unexercised stock options and unvested stock awards held by our named executive officers as of December 31, 2023:

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Steven King	12/16/2020	(1)	–	–	–	–	65,218	39,131
	12/16/2020	(2)	–	–	–	–	43,479	26,087
Paul Lytle	12/16/2020	(1)	–	–	–	–	42,392	25,435
	12/16/2020	(2)	–	–	–	–	37,772	22,663

______________

(1)	RSU award will vest 100% on the sooner of (i) August 31, 2026, provided the Company is listed on a national exchange such as the Nasdaq Stock Market prior to August 31, 2026 (ii) upon a merger or acquisition of the Company, provided the holder agrees to accept the underlying shares in writing, or (iii) upon the holders last date of employment, provided the holder agrees to accept the underlying shares in writing.
(2)	RSU award will vest 100% on the sooner of (i) August 31, 2024, provided the Company is listed on a national exchange such as the Nasdaq Stock Market prior to August 31, 2024 (ii) upon a merger or acquisition of the Company, provided the holder agrees to accept the underlying shares in writing, or (iii) upon the holders last date of employment, provided the holder agrees to accept the underlying shares in writing.
(3)	Market value is calculated based on the closing price of our common stock of $0.60 per share on December 31, 2023, times the number of shares subject to the RSU award. Each RSU represents the contingent right to receive, upon vesting, one share of our common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership

The following table sets forth information, as of March 29, 2024, regarding the beneficial ownership of our common stock and Series B Preferred by:

•	Each person known by us to be a beneficial owner of more than five percent (5%) of our outstanding common stock;
•	each person known by us to be a beneficial owner of more than five percent (5%) of our Series B Preferred Stock;
•	each of our directors;
•	each of our named executive officers; and
•	all current directors and named executive officers as a group.

The amounts and percentage of common stock and Series B Preferred beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 29, 2024, including, but not limited to, any right to acquire the security upon vesting of a restricted stock units (“RSUs”) or through the exercise of any option or warrant or through the conversion of a security. Any securities not outstanding that are subject to outstanding RSUs, options, warrants or other convertible securities shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by that person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

Unless otherwise indicated, each person named below holds sole investment and voting power, other than the powers that may be shared with the person’s spouse under applicable law. Unless otherwise noted below, each individual’s address is 9114 Adams Avenue, #202, Huntington Beach, California 92646.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)	Percent of Class (1)
Common Stock, $0.00001 par value:
	Nicole Steinmetz, Ph.D. (2)	2,223,810	30.66%
	Steven King (3)	1,664,627	22.91%
	Paul Lytle	1,641,252	22.66%
	Case Western Reserve University (4)	802,786	9.98%
	Steven Fiering, Ph.D.	570,870	7.88%
	Robert Garnick, Ph.D. (5)	538,399	7.25%
	Robert A. Baffi, Ph.D. (5)	181,605	2.45%
	Gloria H. Felcyn (6)	61,915	*
	Carlton M. Johnson, Jr.	1,050	*

	All officers and directors as a group	4,088,848	44.8%
	(six individuals in total)

Series B Preferred, $0.00001 par value:
	Case Western Reserve University 10900 Euclid Avenue Adelbert Hall, Suite 4 Cleveland, OH 44106-7014	70,000	100.0%

 _____________

* Represents less than 1%

(1)	Applicable percentage ownership of common stock computed on the basis of 7,242,137 shares of common stock and 70,000 shares of Series B Preferred outstanding at March 29, 2024.
(2)	Includes 570,870 shares of common stock held by spouse and 11,688 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.
(3)	Includes 23,375 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.
(4)	Represents the conversion of 70,000 shares of our Series B Preferred, whereby each share of the Series B Preferred shall initially convert into 11.46837 shares of common stock of the Company.
(5)	Includes 181,605 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.
(6)	Includes 60,011 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

Our Audit Committee Charter provides that the Audit Committee of the Board of Directors will review and approve all related party transactions involving directors or executive officers and will review and monitor conflicts of interest situations involving such individuals where appropriate, and approve or prohibit any involvement of such persons in matters that may involve a conflict of interest or taking of a corporate opportunity. There were no transactions, or series of transactions during the year ended December 31, 2023, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest.

Notwithstanding the foregoing, during April 2021, we entered into consulting agreements (retroactive to September 1, 2020) with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Jonathan Pokorski, Ph.D. (Dr. Steinmetz’s spouse), and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms. During the year ended December 31, 2023, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $20,000, $10,000 and $500, respectively, included in research and development expenses in the accompanying consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for year ended December 31, 2023 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger.

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

The following table presents fees for professional services rendered by KMJ Corbin & Company LLP for the audit of the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022 and fees billed for other services rendered by KMJ Corbin & Company LLP for those periods.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit fees (1)	$42,680	$44,150
Audit-related fees (2)	–	–
Tax fees (3)	4,500	8,500
All other fees	–	–
Total fees	$47,180	$52,650

 _____________

(1)	Audit fees pertain to the aggregate fees by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, such as registration statements.
(2)	This category of services would include, among others: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	This category consists of fees for professional services rendered for tax compliance and tax advice.

In addition, KMJ Corbin & Company LLP, our independent auditor, may not provide any services to our officers or Audit Committee members, including financial counseling or tax services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this Report on Form 10-K:

1.	Financial Statements. The following consolidated financial statements and Report of Independent Registered Public Accounting Firm are included starting on page F-1 of this Report:

-	Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm (KMJ Corbin & Company LLP PCAOB ID#: 170)
-	Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022
-	Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022
-	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2023 and 2022
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
-	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.

3.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008)
3.1	Amended and Restated Certificate of Incorporation of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2020).
3.2	Amended and Restated Bylaws of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 1, 2020).
3.3.1	Certificate of Designation of Series A Convertible Voting Preferred Stock (“Series A Preferred”) (incorporated by reference to Exhibit 3.3.9 to Form 8-K filed on August 25, 2020).
3.3.2	Certificate of Designation of Series B Convertible Voting Preferred Stock (“Series B Preferred”) (incorporated by reference to Exhibit 3.3.10 to Form 8-K filed on August 25, 2020).
3.3.3	Investor Rights Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.11 to Form 8-K filed on August 25, 2020).
3.3.4	Voting Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.12 to Form 8-K filed on August 25, 2020).
4.1	Specimen of Common Stock Certificate of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on December 1, 2020)
4.2+	2020 Omnibus Incentive Plan of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Appendix C to our Information Statement on Schedule 14C filed with the SEC on November 2, 2020).
10.1	Stock Purchase Agreement dated August 19, 2020 among Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.), PTSC Sub One Inc., private Mosaic ImmunoEngineering, Inc., certain stockholders of private Mosaic ImmunoEngineering, Inc. set forth therein, and Steven King (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 25, 2020).
10.2	Materials Transfer, Evaluation and Exclusion Option Agreement dated July 1, 2020 between Company and Case Western Reserve University (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on October 15, 2020).

10.3+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Steven King (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on December 29, 2020)
10.4+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Paul Lytle (incorporated by reference to Exhibit 10. 4 to Form 10-Q filed on December 29, 2020)
10.5	Code of Business Conduct and Ethics, as adopted on November 3, 2020 (incorporated by reference to Exhibit 10.5 to Form 10-KT filed on March 2, 2021)
10.6+	Form of Incentive Stock Option Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-KT filed on March 2, 2021)
10.7+	Form of Non-Qualified Stock Option Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-KT filed on March 2, 2021)
10.8+	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-KT filed on March 2, 2021)
10.9+	Form of Restricted Stock Unit Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 10-KT filed on March 2, 2021)
10.10+	Form of Stock Appreciation Rights Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 10-KT filed on March 2, 2021)
10.11+	Form of Indemnification Agreement by and between the Company and the Officers and Board of Directors of the Company (incorporated by reference to Exhibit 10.11 to Form 10-KT filed on March 2, 2021)
10.12+	Consulting agreement signed April 29, 2021 by and between Registrant and Dr. Nicole Steinmetz (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2021)
10.13	Form of Convertible Note Purchase Agreement dated May 7, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 10, 2021)
10.14	Form of Convertible Note Purchase Agreement dated February 18, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 22, 2022)
10.15	Redemption Agreement by and between Mosaic ImmunoEngineering, Inc. and Holocom, Inc. dated July 6, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 12, 2022)
10.16**	License Agreement by and between Mosaic ImmunoEngineering, Inc. and Case Western Reserve University dated May 4, 2022 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 4, 2022)
21.1*	List of subsidiaries of the Company
23.1*	Consent of KMJ Corbin & Company LLP
24*	Power of Attorney (included on signature page of this Annual Report)
31.1*	Certification of Steven King, President and Chief Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1*	Certification of Steven King, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

*	Filed herewith.
**	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2024	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

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

Signature	Title	Date

/s/ Steven King	President and Chief Executive Officer, Director	April 15, 2024
Steven King	(Principal Executive Officer)

/s/ Paul Lytle	EVP, Chief Financial Officer, Director	April 15, 2024
Paul Lytle	(Principal Financial and Accounting Officer)

/s/ Robert Baffi Ph.D.	Director	April 15, 2024
Robert Baffi, Ph.D.

Director
Gloria Felcyn

/s/ Robert Garnick, Ph.D.	Director	April 15, 2024
Robert Garnick, Ph.D.

/s/ Carlton Johnson	Director	April 15, 2024
Carlton Johnson

Mosaic ImmunoEngineering, Inc.

Index to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Mosaic ImmunoEngineering, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mosaic ImmunoEngineering, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

We obtained an understanding of management’s assessment of the accounting treatment of the Convertible Notes through inspection of the underlying agreements and evaluation of the Company’s analysis of the significant terms of the Convertible Notes, the related accounting guidance and their conclusions. Our audit procedures related to the accounting for the Convertible Notes included, among others, the following: we evaluated management’s conclusions regarding the accounting and classification of the Convertible Notes, assessed the reasonableness of management’s estimated life of the Convertible Notes, recalculated the accretion to the redemption value during the year ended December 31, 2023, performed a sensitivity analysis on management’s estimated life of the Convertible Notes, and assessed the completeness and accuracy of management’s disclosure of the Convertible Notes.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2020.

Irvine, California

April 15, 2024

Mosaic ImmunoEngineering, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$156,178	$220,645
Prepaid expenses and other current assets	23,355	40,632
Total current assets	179,533	261,277
Total assets	$179,533	$261,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$118,478	$133,464
Derivative liability	–	46,700
Accrued compensation	3,184,911	2,399,132
Accrued consulting	787,903	753,570
Accrued expenses and other	641,763	584,808
Total current liabilities	4,733,055	3,917,674

Convertible notes, net	1,317,536	1,228,361

Total liabilities	6,050,591	5,146,035

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,242,137 shares issued and outstanding	72	72
Additional paid-in capital	2,045,206	2,023,271
Accumulated deficit	(7,916,337)	(6,908,102)
Total stockholders’ deficit	(5,871,058)	(4,884,758)
Total liabilities and stockholders’ deficit	$179,533	$261,277

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Operating expenses:
Research and development	$435,449	$1,048,457
General and administrative	964,319	1,579,065
Total operating expenses	1,399,768	2,627,522

Loss from operations	(1,399,768)	(2,627,522)

Other income (expense):
Gain on redemption of preferred stock of Holocom	433,000	343,000
Interest income	3,408	33
Change in valuation of derivative liability	46,700	57,600
Non-cash interest expense on convertible notes	(73,333)	(69,738)
Accretion to redemption value on convertible notes	(15,842)	(81,843)
Total other income, net	393,933	249,052

Loss before provision for income taxes	(1,005,835)	(2,378,470)

Provision for income taxes	2,400	2,400

Net loss	$(1,008,235)	$(2,380,870)

Basic loss per common share	$(0.14)	$(0.33)
Diluted loss per common share	$(0.14)	$(0.33)

Weighted average number of common shares outstanding – basic and diluted	7,236,447	7,235,609

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Year Ended December 31, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2022	–	$–	70,000	$1	7,242,137	$72	$2,023,271	$(6,908,102)	$(4,884,758)

Share-based compensation	–	–	–	–	–	–	21,935	–	21,935

Net loss	–	–	–	–	–	–	–	(1,008,235)	(1,008,235)

Balances, December 31, 2023	–	$–	70,000	$1	7,242,137	$72	$2,045,206	$(7,916,337)	$(5,871,058)

For the Year Ended December 31, 2022

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	–	$–	70,000	$1	7,241,137	$72	$1,728,148	$(4,527,232)	$(2,799,011)

Issuance of common stock upon vesting of Restricted Stock Units	–	–	–	–	1,000	–	–	–	–

Share-based compensation	–	–	–	–	–	–	295,123	–	295,123

Net loss	–	–	–	–	–	–	–	(2,380,870)	(2,380,870)

Balances, December 31, 2022	–	$–	70,000	$1	7,242,137	$72	$2,023,271	$(6,908,102)	$(4,884,758)

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2023	Year Ended December 31, 2022

Operating activities:
Net loss	$(1,008,235)	$(2,380,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	21,935	295,123
Gain on redemption of preferred stock of Holocom	(433,000)	(343,000)
Change in fair value of derivative liability	(46,700)	(57,600)
Non-cash interest on convertible notes	73,333	69,738
Accretion to redemption value on convertible notes	15,842	81,843
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,277	2,720
Accounts payable	(14,986)	19,951
Accrued compensation	785,779	1,007,835
Accrued consulting	34,333	279,295
Accrued expenses and other	56,955	334,836
Net cash used in operating activities	(497,467)	(690,129)

Investing activities:
Proceeds from redemption of preferred stock of Holocom	433,000	343,000
Net cash provided by investing activities	433,000	343,000

Financing activities:
Proceeds from the issuance of convertible notes	–	341,632
Net cash provided by financing activities	–	341,632

Net change in cash and cash equivalents	(64,467)	(5,497)

Cash and cash equivalents, beginning of period	220,645	226,142

Cash and cash equivalents, end of period	$156,178	$220,645

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$2,400
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Unless the context otherwise requires, references to the “Company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K (“Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

1.        Organization and Business

Mosaic ImmunoEngineering, Inc. (the “Company,” “Mosaic,” “we,” “us,” or “our”), formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. We are a development-stage biotechnology company focused on advancing and eventually commercializing immunotherapies for the treatment of cancer. We have historically advanced an early-stage product candidate, MIE-101, that is based on a naturally occurring plant virus licensed from Case Western Reserve University (“CWRU”) (see Note 12). In addition, we are pursuing new product candidates and platforms to expand our pipeline based on a deep understanding of immunotherapies and our license agreements with University of California San Diego.

The Company has two inactive wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company, a corporation organized under Delaware law on March 30, 2020 and Patriot Data Solutions Group, Inc.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2023, the Company had cash and cash equivalents of $156,178 and has not yet generated any revenue. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Annual Report on Form 10-K.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. In addition, the continuation of disruptions caused by COVID-19 or other variants or pandemics, broad-based inflation, and various economic indicators that the United States economy may be entering a recession in upcoming quarters may cause investors to slow down or delay their decision to deploy capital which will adversely impact our ability to fund future operations. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital will delay our ability to conduct our business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The above matters raise substantial doubt regarding our ability to continue as a going concern.

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

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

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

Investment in Affiliated Company

In February 2007, we invested an aggregate of $370,000 in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks, in exchange for 2,100,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), which represented an approximate 46% ownership interest in Holocom, on an as-converted basis. Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom. On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock at a redemption price equal to $0.40 per share or $840,000 in aggregate. We recognized the initial and monthly redemption of shares of Series A Preferred Stock using a cash basis of accounting rather than an accrual method as we were unable to assert that collection of amounts due under the Redemption Agreement was probable, regardless of the terms of the Redemption Agreement (see Note 4).

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

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

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

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

Share-Based Compensation

We account for restricted stock units (“RSUs”) and other share-based awards granted under our equity compensation plan in accordance with the authoritative guidance for share-based compensation. The fair value of RSUs is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. At December 31, 2023 and 2022, there were no outstanding share-based awards with market or performance conditions.

In addition, we periodically grant RSUs to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received, or the fair value of the share-based award issued, whichever is more reliably measurable.

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

The potential dilutive effect of unvested RSUs outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Convertible Notes and Series B Preferred Stock outstanding during the period is calculated using the if-converted method assuming the conversion of Convertible Notes and Series B Preferred as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive.

The following table presents common share equivalents excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2023 and 2022, as the effect of their inclusion would have been anti-dilutive during periods of net loss:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Convertible Notes	1,054,508	899,579
Series B Preferred	802,786	802,786
Unvested RSUs	541,957	533,597
Total	2,399,251	2,235,962

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

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

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

Recently Issued Accounting Standards Not Yet Adopted

As of December 31, 2023, there are no recently issued accounting standards not yet adopted that may have a material effect on the Company’s consolidated financial statements other than as follows:

In August 2020, the FASB issued Accounting Standards Updates (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance simplifies the accounting for certain financial instruments, eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. It also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The guidance is effective for public business entities that meet the definition of a Securities and Exchange Commission filer, excluding entities eligible to be smaller reporting companies as defined by the Securities and Exchange Commission, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the guidance as of January 1, 2024 and is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2023 and 2022:

		Fair Value Measurements at December 31, 2023 Using
	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$156,178	$156,178	$–	$–
Total assets	$156,178	$156,178	$–	$–

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

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

Anti-Dilution Issuance Rights Derivative Liability

Pursuant to the Series B Preferred Certificate of Designation, the Series B Preferred included certain anti-dilution issuance rights, whereby the holder will continue to maintain equity ownership equal to 10% of the fully diluted shares of common stock outstanding, calculated on an as converted basis, including all other convertible securities outstanding and reserved for issuance (and excluding stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company) until we raise the Capital Threshold under the License Agreement (see Note 6). As of June 2023, we received life-to-date aggregate proceeds in excess of the Capital Threshold and therefore, we recorded no derivative liability as of December 31, 2023. As of December 31, 2022, the remaining Capital Threshold was $283,000.

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

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

The fair value of the anti-dilution issuance rights liability as of December 31, 2022 was determined by management with the assistance of an independent third-party specialist. The computation of expected volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the estimated number of shares, timing, and probability of future equity financings in the calculation of the anti-dilution issuance rights liability.

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

During the year ended December 31, 2022, of the 175,000 shares of Series A Preferred Stock to be redeemed under the aforementioned redemption schedule, Holocom redeemed 17,500 shares of Series A Preferred Stock in exchange for proceeds of $7,000. During the three months ended March 31, 2023, 192,500 shares of Series A Preferred Stock were redeemed in exchange for proceeds of $77,000, including redemption amounts that were past due as of December 31, 2022. On June 21, 2023, we entered into an amendment to the Redemption Agreement (“Amendment No. 1”) to redeem the remaining 910,000 shares of Series A Preferred Stock outstanding in exchange for a lump sum payment of $300,000 (in lieu of monthly payments), representing a redemption price of approximately $0.33 per share. As of December 31, 2023, we redeemed in aggregate, 2,100,000 shares of Series A Preferred Stock, in exchange for aggregate net proceeds received by us of $776,000 as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Proceeds received	$433,000	$343,000
Shares of Series A Preferred Stock redeemed	1,242,500	857,500

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

As of December 31, 2023, Holocom had no further obligations to us under the Redemption Agreement or any other arrangement.

5.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	430,873	382,207
Other accrued expenses	33,646	25,357
Total accrued expenses and other current liabilities	$641,763	$584,808

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

Under the License Option Agreement, we issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred, common stock, or from the net working capital acquired under the reverse merger in August 2020, or any combination thereof (“Capital Threshold”). The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under ASC Topic 815 (see Note 3). Initially, the net working capital acquired under the reverse merger in August 2020 of approximately $374,000 was applied against the Capital Threshold. Subsequent to the closing date of the reverse merger, we received additional net working capital under the reverse merger through aggregate payments received from the redemption of Holocom preferred stock (see Note 4) in the amount of $776,000 since such investment existed as of closing date of the reverse merger in August 2020 and was not included in net working capital as of the closing date. Therefore, as of June 2023, we received in excess of $1 million in net working capital under the reverse merger and have met the Capital Threshold. As such, there is no remaining derivative liability as of December 31, 2023.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

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

In addition, we are responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the years ended December 31, 2023 and 2022, we incurred $42,467 and $327,922, respectively, in patent legal fees associated with the License Agreement, which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Furthermore, we agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Agreement in the amount of approximately $303,000 (included in Accrued expenses and other in the accompanying condensed consolidated balance sheets) in four (4) equal quarterly installments beginning upon the sooner of (i) August 31, 2022 or (ii) upon the Company closing a financing in the amount of $5 million or more. Due to our limited cash position, as of December 31, 2023, we have not paid any amounts owed to CWRU and we continue to seek additional time to raise sufficient capital in order to pay amounts due to CWRU. While CWRU has previously provided us additional time to pay amounts due under the License Agreement beyond the initial August 31, 2022 due date, there were no guarantees that CWRU will grant us any additional extension of time to pay amounts due under the License Agreement. If we fail to comply with our obligations under the License Agreement, including the payment of all amounts due under the License Agreement, we may lose the rights to develop and potentially commercialize our technology, and CWRU may have the right to terminate the License Agreement or restrict our rights, in which event we would not be able to develop or market products covered by the License Agreement, which are the products upon which our business depends. On March 22, 2024, we received a notice of termination from CWRU to terminate the License Agreement effective immediately (see Note 12). As of December 31, 2023 and 2022, we have accrued $406,973 and $364,507, respectively, in accrued patent fees under the License Agreement.

License Agreements with University of California San Diego (“UC San Diego”)

During July 2021, we licensed the exclusive rights from UC San Diego to develop and commercialize technology that involves the loading of immuno-stimulatory molecules into plant virus protein nanoparticles. These plant virus protein nanoparticles can be loaded with other TLR agonists to further tailor specific immune response parameters. Under the licensing agreement, we are obligated to pay (i) a nominal upfront license access fee, (ii) all patent costs incurred prior to the effective date of the license agreement, (iii) annual license maintenance fees beginning on the second anniversary date of the agreement, (iv) aggregate future milestone payments based on potential clinical development and regulatory milestones of up to $165,000 through Phase III development plus additional milestones upon regulatory approval in the U.S. and other countries, (v) potential sales milestones upon achieving certain sales levels, and (vi) a low single digit royalty on net sales and/or a percentage of sublicense income.

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

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

During the years ended December 31, 2023 and 2022, we incurred $6,200 and $19,080, respectively, in intellectual property costs associated with the license agreements with UC San Diego, which amount is included in general and administrative expense in the accompanying consolidated statements of operations. In addition, for the year ended December 31, 2023, we expensed $10,000 in aggregate associated with annual maintenance fees under the two license agreements with UC San Diego, which amount is included in research and development expense in the accompanying consolidated statements of operations.

As of December 31, 2023 and 2022, we have accrued $33,900 and $17,700, respectively, in accrued expenses under the license agreements with UC San Diego.

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

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the years ended December 31, 2023 and 2022, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $73,333 and $69,738, respectively.

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of December 31, 2023, the principal amount of Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

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

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and are being accreted to their redemption value of $1,145,790 over the estimated conversion period ending March 31, 2024 using the effective interest method. During the years ended December 31, 2023 and 2022, the Company recorded $15,842 and $81,843, respectively, in accretion to redemption value on the Convertible Notes.

8.        Stockholders’ Equity (Deficit) and Share-Based Compensation

Stockholders’ Equity (Deficit)

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). We designated 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and designated and issued 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”). As of December 31, 2023 and 2022, there are no shares of Series A Preferred outstanding and 70,000 shares of Series B Preferred outstanding.

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

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until the Capital Threshold is met. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3). As of December 31, 2023, the $1 million dollar Capital Threshold was achieved and therefore, there is no remaining derivative liability (see Note 6).

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of December 31, 2023, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 541,957 were subject to outstanding RSUs and 1,105,965 shares were available for future grants of share-based awards.

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the years ended December 31, 2023 and 2022 was comprised of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Research and development	$21,935	$123,652
General and administrative	–	171,471
Total	$21,935	$295,123

The following summarizes our transaction activity related to RSUs for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	541,957	$3.01
Granted	–	–
Vested	–	–
Forfeited	–	–
Nonvested at December 31, 2023	541,957	$3.01

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

As of December 31, 2023, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $5,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.22 years. As of December 31, 2023, 14,044 RSUs have vested under the 2020 Plan since its adoption.

9.        Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Current:
Federal	$–	$–
State	2,400	2,400
Total current	2,400	2,400

Deferred:
Federal	–	–
State	–	–
Total deferred	–	–

Total provision	$2,400	$2,400

The reconciliation of the effective income tax rate to the Federal statutory rate for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
State income tax rate, net of Federal effect	(0.19)%	(0.08)%
Fair market value of derivative liability	0.98%	0.51%
Other	(0.33)%	(0.72)%
Change in valuation allowance	(21.76)%	(20.81)%
Effective income tax rate	(0.30)%	(0.10)%

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets (liabilities):
State taxes	$504	$504
Accrued expenses	1,313,837	953,175
Investment in affiliated company	(6,701)	(6,701)
Share-based compensation expense	484,819	478,274
Impairment of note receivable	215,261	215,261
Capitalized research and development expenses	103,604	83,744
382 limited net operating loss carryforwards	597,262	597,262
Net operating loss carryforwards	442,275	504,945
Valuation allowance	(3,150,861)	(2,826,464)
Net deferred tax asset	$–	$–

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $3,939,000 and $2,244,000 at December 31, 2023, respectively, of which approximately $2,554,000 and $468,000, respectively, are subject to a limitation under IRS Section 382. Approximately $3,562,000 of the federal net operating losses can be carried forward indefinitely with $2,273,000 subject to a limitation under IRS Section 382. The remaining $281,000 of federal net operating losses will expire from 2025 through 2036. The state net operating losses will expire from 2028 through 2042.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of December 31, 2023, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2018 through December 31, 2023, and we are subject to state and local income tax examinations for the tax years May 31, 2020 through December 31, 2023 due to the carryover of net operating losses.

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the year ended December 31, 2023 and 2022.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

10.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of December 31, 2023, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Operating Lease

We have no lease obligations as of December 31, 2023 and there was no rent expense for the years ended December 31, 2023 and 2022. Employees are working from home offices at no cost to the Company.

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

Mosaic ImmunoEngineering, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022 (continued)

During the year ended December 31, 2023, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $20,000, $10,000 and $500, respectively, included in research and development expenses in the accompanying consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the years ended December 31, 2023 and 2022 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of December 31, 2023 and 2022, we have accrued $264,375 and $238,000, respectively, in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying consolidated balance sheets.

In addition, on May 7, 2021, we entered into convertible note purchase agreements with five (5) accredited investors, including three (3) members of our Board of Directors that participated on the same terms as other accredited investors, in the aggregate principal amount of $575,000. Of such amount, the three members of our Board of Directors invested $225,000 in aggregate (see Note 7).

Moreover, on February 18, 2022, we entered into convertible note purchase agreements with sixteen (16) accredited investors, including five (5) members of our Board that participated on the same terms as other accredited investors, in the aggregate principal amount of $341,632. Of such amount, four members of our Board and one former member of our Board invested $155,000 in aggregate (see Note 7).

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

On May 4, 2022, we entered into a License Agreement with CWRU (see Note 6). Pursuant to the License Agreement, we agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Agreement in the amount of approximately $303,000 payable in four (4) equal quarterly installments beginning upon the sooner of (i) August 31, 2022 or (ii) upon the Company closing a financing in the amount of $5 million or more. Due to our limited cash position, as of December 31, 2023, we have not paid any amounts owed to CWRU. While CWRU has previously provided us additional time to pay amounts owed under the License Agreement beyond the initial August 31, 2022 due date, on March 22, 2024, we received a letter of termination from CWRU terminating our License Agreement effective immediately due to our financial default. In addition, CRWU did not relieve us of any amounts past due under the License Agreement and requested payment in full. As of December 31, 2023, we have accrued $406,973 in accrued patent fees under the License Agreement. Due to our limited cash position, we do not have sufficient capital to pay amounts owed under the License Agreement. We are evaluating strategic options for the Company, which could include a possible merger, business combination, wind-down, liquidation and dissolution or other strategic transaction.

