Form 10-Q
period 2024-03-31
Mosaic ImmunoEngineering Inc.
filed 2024-05-14
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-22182

MOSAIC IMMUNOENGINEERING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

9114 Adams Avenue, #202, Huntington Beach, California (Address of principal executive offices)	94646 (Zip Code)

(Registrant’s telephone number, including area code): (657) 208-0890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

On May 10, 2024, 7,242,137 shares of common stock, par value $0.00001 per share, were outstanding.

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

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Report as well as information provided elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the SEC) on April 15, 2024. You should carefully consider that information before you make an investment decision.

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

ii

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

Risks Related to Our Operations

•	While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our current liabilities and planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.
•	We entered into a binding term sheet with Oncotelic Therapeutics, Inc. to acquire rights to certain technologies of Oncotelic and we may not enter into a definitive agreement if certain conditions are not met.
•	If we enter into a definitive agreement with Oncotelic under the terms of the binding term sheet, existing stockholders will experience substantial immediate dilution.
•	We may not successfully identify new product candidates to expand our development pipeline.
•	If we are able to raise sufficient capital, we expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	Our development efforts have historically been with product candidates in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of any product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of any product candidates, we may need to abandon or limit our development of these product candidates.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to further reduce or eliminate product development and potentially cease operations.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Risks Related to the Commercialization of Any Product Candidate

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely has not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Intellectual Property

•	If we are unable to obtain and maintain intellectual property protection for technology and products we plan to develop or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations under any license agreement or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose those rights or other rights, which could be the products upon which our business depends.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	There is a substantial lack of liquidity of our common stock and volatility risks, and because there is no active public trading market for our common stock, you may not be able to resell your common stock.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$65,039	$156,178
Prepaid expenses and other current assets	13,913	23,355
Total current assets	78,952	179,533
Total assets	$78,952	$179,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$129,451	$118,478
Accrued compensation	3,346,946	3,184,911
Accrued consulting	787,903	787,903
Accrued expenses and other	632,070	641,763
Total current liabilities	4,896,370	4,733,055

Convertible notes, net	1,337,265	1,317,536

Total liabilities	6,233,635	6,050,591

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,242,137 shares issued and outstanding	72	72
Additional paid-in capital	2,050,073	2,045,206
Accumulated deficit	(8,204,829)	(7,916,337)
Total stockholders’ deficit	(6,154,683)	(5,871,058)
Total liabilities and stockholders’ deficit	$78,952	$179,533

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$67,311	$177,895
General and administrative	201,455	281,878
Total operating expenses	268,766	459,773

Loss from operations	(268,766)	(459,773)

Other income (expense):
Gain on redemption of preferred stock of Holocom	–	77,000
Interest income	3	8
Change in valuation of derivative liability	–	12,800
Non-cash interest expense on convertible notes	(18,283)	(18,082)
Accretion to redemption value on convertible notes	(1,446)	(8,596)
Total other income (expense), net	(19,726)	63,130

Loss before provision for income taxes	(288,492)	(396,643)

Provision for income taxes	–	2,400

Net loss	$(288,492)	$(399,043)

Basic and diluted loss per common share	$(0.04)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	7,236,447	7,236,447

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2024

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2024	–	$–	70,000	$1	7,242,137	$72	$2,045,206	$(7,916,337)	$(5,871,058)

Share-based compensation	–	–	–	–	–	–	4,867	–	4,867

Net loss	–	–	–	–	–	–	–	(288,492)	(288,492)

Balances, March 31, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,204,829)	$(6,154,683)

For the Three Months Ended March 31, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2023	–	$–	70,000	$1	7,242,137	$72	$2,023,271	$(6,908,102)	$(4,884,758)

Share-based compensation	–	–	–	–	–	–	5,408	–	5,408

Net loss	–	–	–	–	–	–	–	(399,043)	(399,043)

Balances, March 31, 2023	–	$–	70,000	$1	7,242,137	$72	$2,028,679	$(7,307,145)	$(5,278,393)

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(288,492)	$(399,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,867	5,408
Gain on redemption of preferred stock of Holocom	–	(77,000)
Change in fair value of derivative liability	–	(12,800)
Non-cash interest on convertible notes	18,283	18,082
Accretion to redemption value on convertible notes	1,446	8,596
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,442	17,940
Accounts payable	10,973	(5,554)
Accrued compensation	162,035	222,957
Accrued consulting	–	32,645
Accrued expenses and other	(9,693)	16,901
Net cash used in operating activities	(91,139)	(171,868)

Investing activities:
Proceeds from redemption of preferred stock of Holocom	–	77,000
Net cash provided by investing activities	–	77,000

Net change in cash and cash equivalents	(91,139)	(94,868)

Cash and cash equivalents, beginning of period	156,178	220,645

Cash and cash equivalents, end of period	$65,039	$125,777

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$2,400
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report on Form 10-Q ("Report" or “Quarterly Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

1.        Organization and Business

Organization

Mosaic ImmunoEngineering, Inc. (the “Company,” “Mosaic,” “we,” “us,” or “our”) is a corporation organized under Delaware law on March 24, 1992. We are a development-stage biotechnology company focused on advancing and eventually commercializing immunotherapies for the treatment of cancer. We have historically advanced early-stage product candidate and we are pursuing new product candidates and platforms to expand our pipeline based on a deep understanding of immunotherapies and our license agreements with University of California San Diego.

The Company has two inactive wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company, a corporation organized under Delaware law on March 30, 2020 and Patriot Data Solutions Group, Inc.

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2024, the Company had cash and cash equivalents of $65,039 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

2.        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 (continued)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Standards

Other than described below, there have been no additional accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) during the three months ended March 31, 2024, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that the Company believes are of significance or potential significance to the Company.

In August 2020, the FASB issued Accounting Standards Updates (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance simplifies the accounting for certain financial instruments, eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. It also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The guidance is effective for public business entities that meet the definition of a Securities and Exchange Commission filer, excluding entities eligible to be smaller reporting companies as defined by the Securities and Exchange Commission, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the guidance as of January 1, 2024, which had no impact on the Company’s unaudited condensed consolidated financial statements.

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

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 (continued)

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate their estimated fair values primarily due to the short-term nature of the instruments or based on information obtained from market sources and management estimates. Convertible notes were initially recorded at their amortized cost and are being accreted to their redemption value over the estimated conversion period (Note 7).

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

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 (continued)

5.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	430,873	430,873
Other accrued expenses	23,953	33,646
Total accrued expenses and other current liabilities	$632,070	$641,763

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

Under the License Option Agreement, we issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance. On August 21, 2020, the Class B Common Stock was exchanged for shares of Series B Preferred.

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

In addition, we are responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the three months ended March 31, 2024 and 2023, we incurred zero and $28,000, respectively, in patent legal fees associated with the License Agreement, which amounts are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 (continued)

Furthermore, we agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Agreement in the amount of approximately $303,000 (included in Accrued expenses and other in the accompanying condensed consolidated balance sheets) in four (4) equal quarterly installments beginning upon the sooner of (i) August 31, 2022 or (ii) upon the Company closing a financing in the amount of $5 million or more. Due to our limited cash position, as of December 31, 2023, we had not paid any amounts owed to CWRU and we continued to seek additional time to raise sufficient capital in order to pay amounts due to CWRU. On March 22, 2024, we received a notice of termination from CWRU to terminate the License Agreement effective on the notice date. As of March 31, 2024 and December 31, 2023, we have accrued $406,973 in accrued patent fees under the License Agreement.

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

During the three months ended March 31, 2024 and 2023, we incurred zero and $200, respectively, in intellectual property costs associated with the license agreements with UC San Diego, which amount is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, we have accrued $33,900 in accrued expenses under the license agreements with UC San Diego.

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

For the Three Months Ended March 31, 2024 (continued)

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

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the three months ended March 31, 2024 and 2023, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,283 and $18,082, respectively.

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of March 31, 2024, the principal amount of the Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

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

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and are being accreted to their redemption value of $1,145,790 (“Redemption Value”) over the estimated conversion period ended March 31, 2024 using the effective interest method. During the three months ended March 31, 2024 and 2023, the Company recorded $1,446 and $8,596, respectively, in accretion to redemption value on the Convertible Notes. The Convertible Notes have been accreted to their full Redemption Value as of March 31, 2024.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 (continued)

8.        Stockholders’ Equity and Share-Based Compensation

Stockholders’ Equity (Deficit)

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). We designated 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and designated and issued 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”). As of March 31, 2024 and December 31, 2023, there are no shares of Series A Preferred outstanding and 70,000 shares of Series B Preferred outstanding.

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

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until the Capital Threshold is met. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815. As of December 31, 2023, the $1 million dollar Capital Threshold was achieved and therefore, there is no remaining derivative liability.

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of March 31, 2024, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 541,957 were subject to outstanding RSUs and 1,105,965 shares were available for future grants of share-based awards.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 (continued)

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the three months ended March 31, 2024 and 2023 was comprised of the following:

	For the Three Months Ended March 31,
	2024	2023
Research and development	$4,867	$5,408
General and administrative	–	–
Total	$4,867	$5,408

The following summarizes our transaction activity related to RSUs for the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested and outstanding at January 1, 2024	541,957	$3.01
Granted	–	–
Vested	–	–
Forfeited	–	–
Nonvested and outstanding at March 31, 2024	541,957	$3.01

As of March 31, 2024, there was no unrecognized compensation cost related to RSUs. As of March 31, 2024, 14,044 RSUs have vested under the 2020 Plan since its adoption.

9.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of March 31, 2024, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 (continued)

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

Operating Lease

We have no lease obligations as of March 31, 2024 and there was no rent expense for the three months ended March 31, 2024 and 2023. Employees are working from home offices at no cost to the Company.

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

During the three months ended March 31, 2024, we did not incur any related party consulting expenses. During the three months ended March 31, 2023, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $15,000, $7,500 and $7,500, respectively, included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the three months ended March 31, 2024 and 2023 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of March 31, 2024 and December 31, 2023, we have accrued $264,375 in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying unaudited condensed consolidated balance sheets.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 (continued)

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

In order to establish a new product pipeline, we entered into a binding term sheet (“Binding Term Sheet”) with Oncotelic Therapeutics, Inc. (“Oncotelic”) on April 26, 2024, which was unanimously approved by our Board of Directors. Under the terms of the Binding Term Sheet, we plan to achieve certain goals of acquiring new technologies and short-term funding so that we can establish our pipeline, pending the completion of due diligence and other criteria pursuant to the terms of the Binding Term Sheet. Mr. Steven King, our president and CEO is a shareholder and member of the board of directors of Oncotelic with less than 1% ownership of total shares outstanding of Oncotelic, and a paid advisor of Oncotelic (see Note 11).

11.        Subsequent Events

On April 26, 2024, we entered into a Binding Term Sheet with Oncotelic pursuant to which we intend to acquire (i) certain rights to Oncotelic’s clinical stage necroptosis cancer therapies associated with its vascular disruptive agents (“VDAs”) and related regulatory and clinical packages, and (ii) non-exclusive access to its proprietary Artificial Intelligence (“AI”) technologies for identifying immunotherapy combinations, in exchange for the issuance of shares of our common stock valued at $15.0 million upon execution of the definitive agreement (representing 47,923,322 shares of our common stock), or a combination of common stock and preferred stock to be determined by the parties, along with additional milestones allowing Oncotelic to earn up to an additional $15.0 million in shares of common stock that would be valued at the time of issuance, if earned. Pursuant to the Binding Term Sheet, we and Oncotelic agreed to negotiate in good faith towards the execution of a definitive agreement and the closing of the transaction within ninety (90) days, which is subject to customary due diligence and other conditions, including us obtaining shareholder approval for the transaction and receiving waivers from our holders of Convertible Notes representing at least 90% of the principal amount outstanding from any payment that would become due and payable upon a corporate transaction as contemplated under the Binding Term Sheet (see Note 7).

In addition, under the Binding Term Sheet, (i) we will continue the development work necessary to achieve the mutually agreed upon milestones upon the requisite funding, (ii) Oncotelic will provide a loan to us to cover certain operational costs of the Company through June 1, 2024, (iii) Oncotelic will assist the Company in potentially raising initial funding to support the technologies of $2 million, and (iv) in the event the Company is unable to raise the requisite funding, then the transaction may proceed to a reverse acquisition/merger, with conditions typical of such a transaction.

If we enter into a definitive agreement under the terms of the Binding Term Sheet, our present stockholders will experience immediate substantial dilution and will not have control of our majority voting securities. If we do not receive shareholder approval for the transaction and receive the required waivers from the holders of the Convertible Notes within ninety (90) days of signing the Binding Term Sheet (or by July 25, 2024), we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 (continued)

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding and we received initial loan proceeds from Oncotelic of $40,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

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

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Mosaic ImmunoEngineering, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

About Mosaic

We are a development-stage biotechnology company focused on advancing and eventually commercializing immunotherapies for the treatment of cancer. We have historically advanced early-stage product candidates and we are pursuing new product candidates and platforms to expand our pipeline based on a deep understanding of immunotherapies.

As part of our strategy, on April 26, 2024, we entered into a binding term sheet (“Binding Term Sheet”) with Oncotelic Therapeutics, Inc.(“Oncotelic”) pursuant to which we intend to acquire (i) certain rights to Oncotelic’s clinical stage necroptosis cancer therapies associated with its vascular disruptive agents (“VDAs”) and related regulatory and clinical packages, and (ii) non-exclusive access to its proprietary Artificial Intelligence (“AI”) technologies for identifying immunotherapy combinations, in exchange for shares of our common stock valued at $15.0 million upon execution of the definitive agreement, or a combination of common stock and preferred stock to be determined by the parties, along with additional milestones allowing Oncotelic to earn up to an additional $15.0 million in shares of common stock that would be valued at the time of issuance, if earned. Pursuant to the Binding Term Sheet, we and Oncotelic agreed to negotiate in good faith towards the execution of a definitive agreement and the closing of the transaction, which is subject to customary due diligence and other conditions, including obtaining shareholder approval for the transaction and receiving waivers from our holders of Convertible Notes representing at least 90% of the principal amount outstanding from any payment that would become due and payable upon a corporate transaction as contemplated under the Binding Term Sheet.

In addition, under the Binding Term Sheet, (i) we will continue the development work necessary to achieve the mutually agreed upon milestones upon the requisite funding, (ii) Oncotelic will provide a loan to us to cover certain operational costs of the Company through June 1, 2024, (iii) Oncotelic will assist the Company in potentially raising initial funding to support the technologies of $2 million, and (iv) in the event the Company is unable to raise the requisite funding, then the transaction may proceed to a reverse acquisition/merger, with conditions typical of such a transaction.

If we do not receive shareholder approval for the transaction and receive the required waivers from the holders of the Convertible Notes within ninety (90) days of signing the Binding Term Sheet (or by July 25, 2024), we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether.

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding and we received initial loan proceeds from Oncotelic of $40,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the three months ended March 31, 2024, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operation

Three Months Ended March 31, 2024 and 2023:

Research and Development Expenses

Research and development expenses of approximately $67,000 for the three months ended March 31, 2024 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees. The decrease in research and development expenses of approximately $111,000 for the three months ended March 31, 2024 as compared to the same prior year period was primarily due to a decrease in payroll and related costs of approximately $74,000 due to a reduced time commitment by certain employees, combined with a decrease in consulting fees of approximately $37,000 due to a lower time commitment by our independent contractors. We believe our research and development expenses will increase significantly over time if we are able to raise sufficient capital to advance our programs.

General and Administrative Expenses

General and administrative expenses of approximately $201,000 for the three months ended March 31, 2024 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $176,000, accounting and filing fees of approximately $11,000, director and officer insurance of approximately $9,000, and other expenses of approximately $5,000. The decrease in general and administrative expenses of approximately $80,000 for the three months ended March 31, 2024 as compared to the same prior year period was primarily due to (i) a decrease in legal fees related to intellectual property rights of approximately $28,000 primarily related to lower patent fees owed under the former license agreement with Case Western Reserve University, (ii) a decrease in payroll and related expenses of approximately $33,000 due to a reduced time commitment by certain employees, (iii) a decrease in accounting and filing fees of approximately $11,000 due to timing of services provided, and (iv) a decrease in other expenses of approximately $8,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel, provided we are able to raise sufficient capital to advance our programs.

Other Income (Expense)

Gain on Redemption of Holocom Preferred Stock

On July 6, 2022, we entered into a Redemption Agreement with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. During the three months ended March 31, 2023, we received cash proceeds in the amount of $77,000 upon the redemption of 192,500 shares of Series A Preferred Stock of Holocom. As of December 31, 2023, we received all proceeds under the Redemption Agreement, and therefore, there were no proceeds received during the three months ended March 31, 2024.

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of $12,800 for the three months ended March 31, 2023 pertains to a decrease in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred. There was no remaining anti-dilution issuance rights liability outstanding as of December 31, 2023.

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $18,000 and $18,000 for the three months ended March 31, 2024 and 2023, respectively, represents interest expense on convertible notes.

Accretion to redemption value on convertible notes of approximately $1,000 and $9,000 for the three months ended March 31, 2024 and 2023, respectively, pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period using the effective interest method.

Liquidity and Capital Resources

On August 21, 2020, we completed a reverse merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was invested in convertible notes. During February 2022, we raised an additional $341,632 from the issuance of convertible notes. As of March 31, 2024, we had cash and cash equivalents of $65,039. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report.

Our primary uses of capital to date are primarily related to payroll, consulting and related costs, corporate formation and ongoing public company expenses, fees associated with license agreements, including patent related expenses, and costs of the reverse merger. On a go forward basis, we will need significant additional capital to support our research and development efforts, compensation and related expenses, and hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and to reduce our current liabilities. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates, provided we are able to raise sufficient capital to advance our technologies.

In addition, on April 26, 2024, we entered into a binding term sheet (“Binding Term Sheet”) with Oncotelic Therapeutics, Inc.(“Oncotelic”) pursuant to which we intend to acquire (i) certain rights to Oncotelic’s clinical stage necroptosis cancer therapies associated with its vascular disruptive agents (“VDAs”) and related regulatory and clinical packages, and (ii) non-exclusive access to its proprietary Artificial Intelligence (“AI”) technologies for identifying immunotherapy combinations, in exchange for the issuance of shares of our common stock valued at $15.0 million upon execution of the definitive agreement (representing 47,923,322 shares of our common stock), or a combination of common stock and preferred stock to be determined by the parties, along with additional milestones allowing Oncotelic to earn up to an additional $15.0 million in shares of common stock that would be valued at the time of issuance, if earned. Pursuant to the Binding Term Sheet, we and Oncotelic agreed to negotiate in good faith towards the execution of a definitive agreement and the closing of the transaction within ninety (90) days, which is subject to customary due diligence and other conditions, including us obtaining shareholder approval for the transaction and receiving waivers from our holders of Convertible Notes representing at least 90% of the principal amount outstanding from any payment that would become due and payable upon a corporate transaction as contemplated under the Binding Term Sheet.

In addition, under the Binding Term Sheet, (i) we will continue the development work necessary to achieve the mutually agreed upon milestones upon the requisite funding, (ii) Oncotelic will provide a loan to us to cover certain operational costs of the Company through June 1, 2024, (iii) Oncotelic will assist the Company in potentially raising initial funding to support the technologies of $2 million, and (iv) in the event the Company is unable to raise the requisite funding, then the transaction may proceed to a reverse acquisition/merger, with conditions typical of such a transaction.

If we enter into a definitive agreement under the terms of the Binding Term Sheet, our present stockholders will experience immediate substantial dilution and will not have control of our majority voting securities. If we do not receive shareholder approval for the transaction and receive the required waivers from the holders of the Convertible Notes within ninety (90) days of signing the Binding Term Sheet (or by July 25, 2024), we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether.

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding and we received initial loan proceeds from Oncotelic of $40,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

We plan to continue to fund losses from operations and future funding needs through our cash on hand and future equity and/or debt offerings.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. If we raise funds from the issuance of equity securities (which will be challenging in light of current market conditions combined with our limited technologies), substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing (also challenging in light of current market conditions combined with our limited technologies), the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Since the closing date of the Reverse Merger, our limited cash position has required us to perform only limited development activities and to delay and scale back our development programs and other activities to remain afloat. If we continue to have insufficient funds, we may be required to cease our operations altogether.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net cash used in operating activities	$(91,139)	$(171,868)
Net cash provided by investing activities	–	77,000
Net change in cash and cash equivalents	$(91,139)	$(94,868)

Cash Flows From Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 consisted of our net loss of $288,492, which amount was offset by (i) non-cash share-based compensation expense of $4,867, (ii) non-cash interest expense of $18,283, (iii) the accretion to redemption value on convertible notes of $1,446, and (iv) a net change in operating assets and liabilities of $172,757 primarily due to an increase in accounts payable and accrued compensation of $173,008, in aggregate.

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

Cash Flows From Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 consisted of proceeds received from our partial redemption of Holocom’s Series A Preferred Stock of $77,000.

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2024, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that the Company believes are of significance or potential significance to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of March 31, 2024, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risks Related to Our Operations

While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our current liabilities and planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.

There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Report. As of March 31, 2024, the Company had incurred operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $8,204,829 and current liabilities of $4,896,370. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof and we would need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

If we raise funds from the issuance of equity securities (which will be challenging in light of current market conditions combined with our limited technologies), substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing (also challenging in light of current market conditions combined with our limited technologies), the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we may not be able to enter into any such contracts or license arrangements on favorable terms, or at all. Since the closing date of the Reverse Merger, our limited cash position has required us to perform only limited development activities and to delay and scale back our development programs and other activities to remain afloat. If we continue to have insufficient funds, we may be required to cease our operations altogether.

Our ability to pursue the research and development activities and other initiatives discussed in the following risk factors and elsewhere in this Report will require significant funding, which may not be available to us in light of current market conditions combined with our limited technologies.

The unaudited condensed consolidated financial statements included in this Report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We entered into a binding term with Oncotelic Therapeutics, Inc. to acquire rights to certain technologies of Oncotelic and we may not enter into a definitive agreement if certain conditions are not met.

In order to establish a new product pipeline, on April 26, 2024, we entered into a binding term sheet (“Binding Term Sheet”) with Oncotelic Therapeutics, Inc.(“Oncotelic”) pursuant to which we intend to acquire (i) certain rights to Oncotelic’s clinical stage necroptosis cancer therapies associated with its vascular disruptive agents (“VDAs”) and related regulatory and clinical packages, and (ii) non-exclusive access to its proprietary Artificial Intelligence (“AI”) technologies for identifying immunotherapy combinations, in exchange for shares of our common stock valued at $15.0 million upon execution of the definitive agreement, or a combination of common stock and preferred stock to be determined by the parties, along with additional milestones allowing Oncotelic to earn up to an additional $15.0 million in shares of common stock that would be valued at the time of issuance, if earned. Pursuant to the Binding Term Sheet, we and Oncotelic agreed to negotiate in good faith towards the execution of a definitive agreement and the closing of the transaction, which is subject to customary due diligence and other conditions, including obtaining shareholder approval for the transaction and receiving waivers from our holders of Convertible Notes representing at least 90% of the principal amount outstanding from any payment that would become due and payable upon a corporate transaction (see Note 7 to the accompanying unaudited condensed consolidated financial statements) as contemplated under the Binding Term Sheet.

In addition, under the Binding Term Sheet, (i) we will continue the development work necessary to achieve the mutually agreed upon milestones upon the requisite funding, (ii) Oncotelic will provide a loan to us to cover certain operational costs of the Company through June 1, 2024, (iii) Oncotelic will assist the Company in potentially raising initial funding of $2 million to support the technologies, and (iv) in the event the Company is unable to raise the requisite funding, then the transaction may proceed to a reverse acquisition/merger, with conditions typical of such a transaction.

If we do not receive shareholder approval for the transaction and receive the required waivers from the holders of the Convertible Notes within ninety (90) days of signing the Binding Term Sheet (or by July 25, 2024), we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether.

If we enter into a definitive agreement with Oncotelic under the terms of the binding term sheet, existing stockholders will experience substantial immediate dilution.

We have 7,242,137 shares of common stock outstanding as of the filing date of this Report. If we enter into a definitive agreement with Oncotelic pursuant to the terms of the Binding Term Sheet, we could issue 47,923,322 shares of our common stock to Oncotelic, resulting in immediate substantial dilution to our existing stockholders. In addition, under the Binding Term Sheet, Oncotelic could receive up to an additional $15.0 million in shares of common stock of Mosaic that would be valued at the time of issuance if certain milestones are achieved (see Note 11 to the accompanying unaudited condensed consolidated financial statements), which would cause substantial additional dilution to existing stockholders.

We may not successfully identify new product candidates to expand our development pipeline.

The success of our business over the near term depends upon our ability to identify and validate new potential cancer therapeutics, including the technology we intend to acquire under the Binding Term Sheet. Efforts to identify new product candidates require substantial technical, financial and human resources, and our limited financial resources combined with our methodology may not successfully identify medically relevant potential therapeutics to be developed as product candidates. Moreover, our research and business development efforts may identify molecules that initially show promise yet fail to yield product candidates for clinical development for multiple reasons. For example, potential product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal drug profiles, suboptimal manufacturability or stability, or other characteristics suggesting that they are unlikely to be commercially viable products. Our inability to successfully identify additional new product candidates to advance into clinical trials could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have limited our operations in advancing our technology based on the limited amount of capital we have raised. Since the reverse merger in August 2020, we have not raised any capital other than $575,000 and $341,632 from the issuance of our convertible notes in May 2021 and February 2022, respectively. Due to our limited operations, our historical results do not reflect the significant costs required to develop a product candidate. In addition, our products have historically been in preclinical development and therefore, we anticipate that our expenses will increase substantially over the next several years, if and as we:

•	identify and successfully license or acquire new product candidates or technologies;
•	develop product manufacturing processes under the Food and Drug Administration's (“FDA’s”) current Good Manufacturing Practice regulations (“cGMP”) for product candidates and enter into manufacturing supply agreements to support toxicology studies and clinical trials;
•	contract preclinical toxicology studies to support the safety of product candidates prior to starting any human trial;
•	continue preclinical research and translational studies to enhance our understanding of the mechanism of action of the product candidates;
•	enter into collaboration arrangements with regards to product discovery and product development;
•	pay amounts owed under the former licensing agreement with Case Western Reserve University and potentially acquire rights to other product candidates and technologies;
•	prepare regulatory filings, such as filing IND applications with the FDA that are required prior to starting any human clinical trial;
•	plan, initiate, enroll, and complete clinical trials;
•	maintain, expand and protect intellectual property; and
•	hire additional personnel to support our research, development, and administrative efforts.

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

We are an early development stage biotechnology company formed on March 30, 2020. Our ongoing operations to date have been limited to organizing the Company, business planning, acquiring rights to technologies, and identifying potential product candidates. In addition, we have limited human resources to help us achieve our goals. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer and more established operating history. In addition, as an early-stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

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

As of March 31, 2024, we had cash and cash equivalents of $65,039 and current liabilities of $4,896,370. Since the closing date of the Reverse Merger, we have been unable to raise sufficient capital to advance any product candidate from preclinical development into clinical development. Moreover, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof. We will need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. In addition, we expect our expenses to significantly increase if and when we are able to initiate product manufacturing to support preclinical and clinical testing, perform preclinical studies, including toxicology studies, initiate clinical development, and eventually, if successful, seek marketing approval for, any product candidates. Since the closing date of the Reverse Merger, our limited cash position has slowed our product development and other activities to remain afloat. If we are unable to raise additional capital when needed, we would be forced to further delay our preclinical and clinical development programs and potentially cease our operations altogether.

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

Because the Reverse Merger resulted in an ownership change under Section 382 of the Internal Revenue Code for PTSC, PTSC’s pre-merger net operating loss carryforwards and certain other tax attributes may be subject to limitations. In addition, if we enter into a definitive agreement with Oncotelic, we would experience a greater than 50% change in ownership that could cause further limitations on our net operating loss carryforwards.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Reverse Merger resulted in an ownership change for PTSC and, accordingly, PTSC’s net operating loss carryforwards and certain other tax attributes may be subject to limitations (or disallowance) on their use after the Reverse Merger. Additional ownership changes in the future, including the intent to issue 47,923,322 shares of common stock to Oncotelic (see Note 11 to the accompanying unaudited condensed consolidated financial statements), could result in additional limitations on the Company’s post-merger net operating loss carryforwards. Consequently, even if the Company achieves profitability, it may not be able to utilize a material portion of PTSC’s, or the post-merger Company’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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

We rely and intend to rely on third-party vendors, scientists, and collaborators to provide us with significant data and other information related to our projects, clinical trials, and business. We do not independently verify or audit all such data (including possibly material portions thereof). As a result, such data may be inaccurate, misleading, or incomplete.

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

If we fail to comply with our obligations under any license agreement, or any other future agreement, including the payment of all amounts due under these agreements, we may lose the rights to developed and potentially commercialize the underlying technology, and the licensor may have the right to terminate the license agreement or restrict our rights upon notice, in which event we would not be able to develop or market products covered by the agreement, which could be the products upon which our business depends. For instance, on May 4, 2022, we entered into a License Agreement with CWRU allowing us to develop and commercialize our former lead product candidate, MIE-101. As of March 31, 2024, we owed CWRU approximately $407,000 in accrued patent fees under the License Agreement and we did not have sufficient capital to pay all amounts due under the License Agreement. While CWRU had historically agreed to extend our payment terms, on March 22, 2024, we received a notice of termination from CWRU and we can no longer develop the underlying technology.

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

The market price of our common stock could be subject to significant fluctuations. For instance, during the quarter ended March 31, 2024, the low and high trading prices of our common stock ranged from $0.30 to $0.60 per share and during the year ended December 31, 2023, the low and high trading prices of our common stock ranged from $0.50 to $1.25 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of March 31, 2024. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing a majority of our capital stock outstanding as of March 31, 2024, on an as-converted basis. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving the Company that other stockholders may desire.

In addition, if we enter into a definitive agreement with Oncotelic under the binding term sheet to acquire certain rights to their technology (see Note 11 to the accompanying unaudited condensed consolidated financial statements), we would issue Oncotelic 47,923,322 shares of common stock and Oncotelic would own a majority of shares of common stock of the Company and would be able to control all matters at the Company.

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

We expect to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain, if any, for any stockholders for the foreseeable future

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding and we received initial loan proceeds from Oncotelic of $40,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

This Item 2 contains only a brief description of the material terms of the convertible note purchase agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the full text of the convertible note purchase agreement and form of the promissory note, which are attached hereto as Exhibit 10.2, and incorporated by reference into this Item 2.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description

10.1	Binding Term Sheet by and between Company and Oncotelic Therapeutics, Inc. dated April 26, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 29, 2024)
10.2*	Unsecured convertible note purchase agreement dated May 8, 2024 by and between Company and Oncotelic Therapeutics, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2024	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 14, 2024	MOSAIC IMMUNOENGINEERING, INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

