Form 10-Q
period 2024-06-30
Mosaic ImmunoEngineering Inc.
filed 2024-08-14
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On August 12, 2024, 7,242,137 shares of common stock, par value $0.00001 per share, were outstanding.

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

Risks Related to Our Operations

•	While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our current liabilities and planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.
•	We entered into a binding term sheet with Oncotelic Therapeutics, Inc. to acquire rights to certain technologies of Oncotelic and we may not enter into a definitive agreement if certain conditions are not met.
•	If we enter into a definitive agreement with Oncotelic under the terms of the binding term sheet, existing stockholders will experience substantial immediate dilution.
•	We may not successfully identify new product candidates to expand our development pipeline.
•	If we are able to raise sufficient capital, we expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	Our development efforts have historically been with product candidates in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of any product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of any product candidates, we may need to abandon or limit our development of these product candidates.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to further reduce or eliminate product development and potentially cease operations.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely has not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Intellectual Property

•	If we are unable to obtain and maintain intellectual property protection for technology and products we plan to develop or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations under any license agreement or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose those rights or other rights, which could be the products upon which our business depends.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	There is a substantial lack of liquidity of our common stock and volatility risks, and because there is no active public trading market for our common stock, you may not be able to resell your common stock.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,734	$156,178
Prepaid expenses and other current assets	8,543	23,355
Total current assets	12,277	179,533
Total assets	$12,277	$179,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$125,040	$118,478
Accrued compensation	3,512,477	3,184,911
Accrued consulting	787,903	787,903
Accrued expenses and other	623,577	641,763
Loan payable	56,133	–
Total current liabilities	5,105,130	4,733,055

Convertible notes, net	1,355,547	1,317,536

Total liabilities	6,460,677	6,050,591

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,242,137 shares issued and outstanding	72	72
Additional paid-in capital	2,050,073	2,045,206
Accumulated deficit	(8,498,546)	(7,916,337)
Total stockholders’ deficit	(6,448,400)	(5,871,058)
Total liabilities and stockholders’ deficit	$12,277	$179,533

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Operating expenses:
Research and development	$60,707	$122,638	$128,018	$300,533
General and administrative	213,595	229,868	415,050	511,746
Total operating expenses	274,302	352,506	543,068	812,279

Loss from operations	(274,302)	(352,506)	(543,068)	(812,279)

Other income (expense):
Gain on redemption of preferred stock of Holocom	–	356,000	–	433,000
Interest income	1	3,378	4	3,386
Change in valuation of derivative liability	–	33,900	–	46,700
Non-cash interest expense on convertible notes	(19,416)	(18,283)	(37,699)	(36,365)
Accretion to redemption value on convertible notes	–	(2,877)	(1,446)	(11,473)
Total other income (expense), net	(19,415)	372,118	(39,141)	435,248

Income (loss) before provision for income taxes	(293,717)	19,612	(582,209)	(377,031)

Provision for income taxes	–	–	–	2,400

Net income (loss)	$(293,717)	$19,612	$(582,209)	$(379,431)

Basic and diluted income (loss) per common share	$(0.04)	$0.00	$(0.04)	$(0.05)

Weighted average number of common shares outstanding – basic	7,236,447	7,236,447	7,236,447	7,236,447

Weighted average number of common shares outstanding – diluted	7,236,447	8,569,113	7,236,447	7,236,447

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended June 30, 2024

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,204,829)	$(6,154,683)

Share-based compensation	–	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–	(293,717)	(293,717)

Balances, June 30, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,498,546)	$(6,448,400)

For the Three Months Ended June 30, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2023	–	$–	70,000	$1	7,242,137	$72	$2,028,679	$(7,307,145)	$(5,278,393)

Share-based compensation	–	–	–	–	–	–	5,469	–	5,469

Net loss	–	–	–	–	–	–	–	19,612	19,612

Balances, June 30, 2023	–	$–	70,000	$1	7,242,137	$72	$2,034,148	$(7,287,533)	$(5,253,312)

For the Six Months Ended June 30, 2024

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2024	–	$–	70,000	$1	7,242,137	$72	$2,045,206	$(7,916,337)	$(5,871,058)

Share-based compensation	–	–	–	–	–	–	4,867	–	4,867

Net loss	–	–	–	–	–	–	–	(582,209)	(582,209)

Balances, June 30, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,498,546)	$(6,448,400)

For the Six Months Ended June 30, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2023	–	$–	70,000	$1	7,242,137	$72	$2,023,271	$(6,908,102)	$(4,884,758)

Share-based compensation	–	–	–	–	–	–	10,877	–	10,877

Net loss	–	–	–	–	–	–	–	(379,431)	(379,431)

Balances, June 30, 2023	–	$–	70,000	$1	7,242,137	$72	$2,034,148	$(7,287,533)	$(5,253,312)

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(582,209)	$(379,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,867	10,877
Gain on redemption of preferred stock of Holocom	–	(433,000)
Change in fair value of derivative liability	–	(46,700)
Non-cash interest on convertible notes	36,565	36,365
Interest expense on loan payable	1,133	–
Accretion to redemption value on convertible notes	1,446	11,473
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,812	34,239
Accounts payable	6,562	(2,388)
Accrued compensation	327,566	427,089
Accrued consulting	–	47,020
Accrued expenses and other	(18,186)	3,781
Net cash used in operating activities	(207,444)	(290,675)

Investing activities:
Proceeds from redemption of preferred stock of Holocom	–	433,000
Net cash provided by investing activities	–	433,000

Financing activities:
Proceeds from issuance of loan payable	55,000	–
Net cash provided by financing activities	55,000	–

Net change in cash and cash equivalents	(152,444)	142,325

Cash and cash equivalents, beginning of period	156,178	220,645

Cash and cash equivalents, end of period	$3,734	$362,970

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$2,400
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024

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

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2024, the Company had cash and cash equivalents of $3,734 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 (continued)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2024, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Standards

Other than described below, there have been no additional accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) during the three and six months ended June 30, 2024, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that the Company believes are of significance or potential significance to the Company.

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

For the Three and Six Months Ended June 30, 2024 (continued)

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

During the three and six months ended June 30, 2023, we received aggregate proceeds of $356,000 and $433,000, respectively, in exchange for 1,050,000 and 1,242,500 shares of Series A Preferred Stock, respectively. As of June 30, 2023, we redeemed in aggregate, 2,100,000 shares of Series A Preferred Stock, in exchange for aggregate net proceeds received by us of $776,000. As of June 30, 2023, Holocom had no further obligations to us under the Redemption Agreement or any other arrangement.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 (continued)

5.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	430,873	430,873
Other accrued expenses	15,460	33,646
Total accrued expenses and other current liabilities	$623,577	$641,763

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

In addition, we are responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the six months ended June 30, 2024 and 2023, we incurred zero and $26,178, respectively, in patent legal fees associated with the License Agreement, which amounts are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 (continued)

Furthermore, we agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Agreement in the amount of approximately $303,000 (included in Accrued expenses and other in the accompanying condensed consolidated balance sheets) in four (4) equal quarterly installments beginning upon the sooner of (i) August 31, 2022 or (ii) upon the Company closing a financing in the amount of $5 million or more. Due to our limited cash position, as of December 31, 2023, we had not paid any amounts owed to CWRU and we continued to seek additional time to raise sufficient capital in order to pay amounts due to CWRU. On March 22, 2024, we received a notice of termination from CWRU to terminate the License Agreement effective on the notice date. As of June 30, 2024 and December 31, 2023, we have accrued $406,973 in accrued patent fees under the License Agreement.

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

During the six months ended June 30, 2024 and 2023, we incurred zero and $200, respectively, in intellectual property costs associated with the license agreements with UC San Diego, which amount is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, we have accrued $33,900 in accrued expenses under the license agreements with UC San Diego.

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

For the Three and Six Months Ended June 30, 2024 (continued)

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

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the three and six months ended June 30, 2024, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,283 and $36,565, respectively. During the three and six months ended June 30, 2023, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,283 and $36,365, respectively.

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of June 30, 2024, the principal amount of the Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

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

In addition, in the event of a corporate transaction covering the sale of all or substantially all of the Company’s assets, or merger or consolidation with or into another entity, or change in ownership of at least 50% in voting securities of the Company, the holder of the Convertible Note may elect that either: (a) the Company pay the holder of such Convertible Note an amount equal to the sum of (i) all accrued and unpaid interest due on such Convertible Note and (ii) one and one-half (1.5) times the outstanding principal balance of such Convertible Note; or (b) such Convertible Note will convert into that number of conversion shares equal to the quotient obtained by dividing (i) the outstanding principal balance and unpaid accrued interest of such Convertible Note on the date of conversion by (ii) the May or February Conversion Price, as applicable. In connection with the potential transaction with Oncotelic Therapeutics, Inc. (see Note 11), we received a one-time waiver from the convertible noteholders representing approximately 96% of the principal balance of the Convertible Notes, that no payments of principal and interest would be due under the proposed transaction with Oncotelic Therapeutics, Inc.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 (continued)

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and are being accreted to their redemption value of $1,145,790 (“Redemption Value”) over the estimated conversion period ending June 30, 2024 using the effective interest method. During the three and six months ended June 30, 2024, the Company recorded $0 and $1,446, respectively, in accretion to redemption value on the Convertible Notes. During the three and six months ended June 30, 2023, the Company recorded $2,877 and $11,473, respectively, in accretion to redemption value on the Convertible Notes. The Convertible Notes have been accreted to their full Redemption Value as of March 31, 2024.

8.        Stockholders’ Equity and Share-Based Compensation

Stockholders’ Equity (Deficit)

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). We designated 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and designated and issued 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”). As of June 30, 2024 and December 31, 2023, there are no shares of Series A Preferred outstanding and 70,000 shares of Series B Preferred outstanding.

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

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 (continued)

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of June 30, 2024, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 536,600 were subject to outstanding RSUs and 1,111,322 shares were available for future grants of share-based awards.

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the three and six months ended June 30, 2024 and 2023 was comprised of the following:

	For the Three Months Ended June 30,
	2024	2023
Research and development	$–	$5,469
General and administrative	–	–
Total	$–	$5,469

	For the Six Months Ended June 30,
	2024	2023
Research and development	$4,867	$10,877
General and administrative	–	–
Total	$4,867	$10,877

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 (continued)

The following summarizes our transaction activity related to RSUs for the six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested and outstanding at January 1, 2024	541,957	$3.01
Granted	–	–
Vested	–	–
Forfeited	(5,357)	(2.80)
Nonvested and outstanding at June 30, 2024	536,600	$3.01

As of June 30, 2024, there was no unrecognized compensation cost related to RSUs. As of June 30, 2024, 14,044 RSUs have vested under the 2020 Plan since its adoption.

9.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of June 30, 2024, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 (continued)

Operating Lease

We have no lease obligations as of June 30, 2024 and there was no rent expense for the three and six months ended June 30, 2024 and 2023. Employees are working from home offices at no cost to the Company.

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

During the three and six months ended June 30, 2024, we did not incur any related party consulting expenses. During the three months ended June 30, 2023, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $5,000, $2,500 and $7,500, respectively, included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. During the six months ended June 30, 2023, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $15,000, $7,500 and $7,500, respectively, included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the three months ended June 30, 2024 and 2023 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of June 30, 2024 and December 31, 2023, we have accrued $264,375 in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying unaudited condensed consolidated balance sheets.

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

On April 26, 2024, we entered into a binding term sheet (“Binding Term Sheet”) with Oncotelic Therapeutics, Inc. (“Oncotelic”), which was unanimously approved by our Board of Directors. Under the terms of the Binding Term Sheet, we plan to achieve certain goals of acquiring new technologies and short-term funding so that we can establish our pipeline, pending the completion of due diligence and other criteria pursuant to the terms of the Binding Term Sheet. Mr. Steven King, our president and CEO is a shareholder and member of the board of directors of Oncotelic with less than 1% ownership of total shares outstanding of Oncotelic, and a paid advisor of Oncotelic (see Note 11).

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 (continued)

11.        Oncotelic Therapeutics, Inc. (“Oncotelic”)

In an effort to establish a new product pipeline, on April 26, 2024, we entered into a Binding Term Sheet with Oncotelic pursuant to which we intend to acquire (i) certain rights to Oncotelic’s clinical stage necroptosis cancer therapies associated with its vascular disruptive agents (“VDAs”) and related regulatory and clinical packages, and (ii) non-exclusive access to its proprietary Artificial Intelligence (“AI”) technologies for identifying immunotherapy combinations, in exchange for the issuance of shares of our common stock valued at $15.0 million upon execution of the definitive agreement (representing 47,923,322 shares of our common stock), or a combination of common stock and preferred stock to be determined by the parties, along with additional milestones allowing Oncotelic to earn up to an additional $15.0 million in shares of common stock that would be valued at the time of issuance, if earned. Pursuant to the Binding Term Sheet, we and Oncotelic agreed to negotiate in good faith towards the execution of a definitive agreement and the closing of the transaction within ninety (90) days, which is subject to customary due diligence and other conditions, including us obtaining shareholder approval for the transaction and receiving waivers from our holders of Convertible Notes representing at least 90% of the principal amount outstanding from any payment that would become due and payable upon a corporate transaction as contemplated under the Binding Term Sheet (see Note 7).

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

If we enter into a definitive agreement under the terms of the Binding Term Sheet, our present stockholders will experience immediate substantial dilution and will not have control of our majority voting securities. If we do not receive shareholder approval for the transaction within ninety (90) days of signing the Binding Term Sheet (or by July 25, 2024), we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. Currently, we and Oncotelic are continuing to pursue a potential transaction under the Binding Term Sheet although there are no guarantees we will enter into any definitive agreement. On August 9, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended from July 25, 2024 to December 31, 2024 (see Note 12).

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding and we received initial loan proceeds from Oncotelic of $40,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. On May 31, 2024, we received an additional $15,000 in loan proceeds. As of June 30, 2024, we have received $55,000 in loan proceeds and accrued $1,133 in accrued interest related to the notes payable with Oncotelic, which amounts are included in loan payable in the accompanying unaudited condensed consolidated balance sheets.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 (continued)

12.        Subsequent Events

On July 1, 2024, we received an additional $15,000 in loan proceeds under the convertible note purchase agreement with Oncotelic (see Note 11) to pay certain expenses of the Company.

On July 23, 2024, Mr. Carlton Johnson, a member of the Board of Directors (the “Board”) resigned from the Board effective immediately. In connection with his resignation from the Board, Mr. Johnson also resigned from all committees of the Board of Directors on which he served, including the Audit Committee and Compensation Committee of the Board. Mr. Johnson’s resignation is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 9, 2024, the expiration date to enter into a possible transaction with Oncotelic in accordance with the Binding Term Sheet was extended to December 31, 2024 (see Note 11).

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

In addition, under the Binding Term Sheet, (i) we will continue the development work necessary to achieve the mutually agreed upon milestones upon the requisite funding, (ii) Oncotelic will provide a loan to us to cover certain operational costs of the Company initially through June 2024, (iii) Oncotelic will assist the Company in potentially raising initial funding to support the technologies of $2 million, and (iv) in the event the Company is unable to raise the requisite funding, then the transaction may proceed to a reverse acquisition/merger, with conditions typical of such a transaction.

If we do not receive shareholder approval for the transaction and receive the required waivers from the holders of the Convertible Notes within ninety (90) days of signing the Binding Term Sheet (or by July 25, 2024), we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. On August 9, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended from July 25, 2024 to December 31, 2024 (see Note 12 to the accompanying unaudited condensed consolidated financial statements).

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding and we received initial loan proceeds from Oncotelic of $40,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. As of June 30, 2024 we have received a total of $55,000 in loan proceeds from Oncoletic and accrued interest of $1,133.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the three months ended June 30, 2024, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operation

Three Months Ended June 30, 2024 and 2023:

Research and Development Expenses

Research and development expenses of approximately $61,000 for the three months ended June 30, 2024 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees. The decrease in research and development expenses of approximately $62,000 for the three months ended June 30, 2024 as compared to the same prior year period was primarily due to a decrease in payroll and related costs of approximately $45,000 due to a reduced time commitment by certain employees, combined with a decrease in consulting fees of approximately $17,000 due to a lower time commitment by our independent contractors. We believe our research and development expenses will increase significantly over time if we are able to raise sufficient capital to advance our programs.

General and Administrative Expenses

General and administrative expenses of approximately $214,000 for the three months ended June 30, 2024 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $170,000, accounting and filing fees of approximately $28,000, director and officer insurance of approximately $9,000, and other expenses of approximately $7,000. The decrease in general and administrative expenses of approximately $16,000 for the three months ended June 30, 2024 as compared to the same prior year period was primarily due to (i) a decrease in payroll and related expenses of approximately $32,000 due to a reduced time commitment by certain employees and (ii) a decrease in other expenses of approximately $2,000, offset by an increase in accounting and filing fees of approximately $18,000 due to timing of services provided. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel, provided we are able to raise sufficient capital to advance our programs.

Other Income (Expense)

Gain on Redemption of Holocom Preferred Stock

On July 6, 2022, we entered into a Redemption Agreement with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. During the three months ended June 30, 2023, we received cash proceeds in the amount of $356,000 upon the redemption of 192,500 shares of Series A Preferred Stock of Holocom. As of December 31, 2023, we received all proceeds under the Redemption Agreement, and therefore, there were no proceeds received during the three months ended June 30, 2024.

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of $33,900 for the three months ended June 30, 2023 pertains to a decrease in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred. There was no remaining anti-dilution issuance rights liability outstanding as of December 31, 2023.

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $19,000 and $18,000 for the three months ended June 30, 2024 and 2023, respectively, represents interest expense on convertible notes and loan payable.

Accretion to redemption value on convertible notes of approximately $3,000 for the three months ended June 30, 2023, pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period using the effective interest method. The was no expense incurred for the three months ended June 30, 2024 as the Convertible Notes have been accreted to their full Redemption Value as of March 31, 2024.

Six Months Ended June 30, 2024 and 2023:

Research and Development Expenses

Research and development expenses of approximately $128,000 for the six months ended June 30, 2024 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees. The decrease in research and development expenses of approximately $173,000 for the six months ended June 30, 2024 as compared to the same prior year period was primarily due to a decrease in payroll and related costs of approximately $119,000 due to a reduced time commitment by certain employees, combined with a decrease in consulting fees of approximately $54,000 due to a lower time commitment by our independent contractors. We believe our research and development expenses will increase significantly over time if we are able to raise sufficient capital to advance our programs.

General and Administrative Expenses

General and administrative expenses of approximately $415,000 for the six months ended June 30, 2024 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $346,000, accounting and filing fees of approximately $39,000, director and officer insurance of approximately $19,000, and other expenses of approximately $12,000. The decrease in general and administrative expenses of approximately $97,000 for the six months ended March 31, 2024 as compared to the same prior year period was primarily due to (i) a decrease in legal fees related to intellectual property rights of approximately $26,000 primarily related to lower patent fees owed under the former license agreement with Case Western Reserve University, (ii) a decrease in payroll and related expenses of approximately $65,000 due to a reduced time commitment by certain employees, and (iii) a decrease in other expenses of approximately $6,000. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel, provided we are able to raise sufficient capital to advance our programs.

Other Income (Expense)

Gain on Redemption of Holocom Preferred Stock

On July 6, 2022, we entered into a Redemption Agreement with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. During the six months ended June 30, 2023, we received cash proceeds in the amount of $433,000 upon the redemption of 192,500 shares of Series A Preferred Stock of Holocom. As of December 31, 2023, we received all proceeds under the Redemption Agreement, and therefore, there were no proceeds received during the six months ended June 30, 2024.

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of $46,700 for the six months ended June 30, 2023 pertains to a decrease in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred. There was no remaining anti-dilution issuance rights liability outstanding as of December 31, 2023.

Interest Expense and Accretion to Redemption Value on Convertible Notes

Non-cash interest expense of approximately $38,000 and $36,000 for the six months ended June 30, 2024 and 2023, respectively, represents interest expense on convertible notes and loan payable.

Accretion to redemption value on convertible notes of approximately $1,000 and $11,000 for the six months ended June 30, 2024 and 2023, respectively, pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period using the effective interest method. The Convertible Notes have been accreted to their full Redemption Value as of March 31, 2024.

Liquidity and Capital Resources

On August 21, 2020, we completed a reverse merger with PTSC, which provided us $605,215 in cash, cash equivalents, and restricted cash. During May 2021, we raised $575,000 from the issuance of convertible notes, which included $49,997 of accrued payable to founder that was invested in convertible notes. During February 2022, we raised an additional $341,632 from the issuance of convertible notes. As of June 30, 2024, we had cash and cash equivalents of $3,734. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report.

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

In addition, under the Binding Term Sheet, (i) we will continue the development work necessary to achieve the mutually agreed upon milestones upon the requisite funding, (ii) Oncotelic will provide a loan to us to cover certain operational costs of the Company initially through June 2024, (iii) Oncotelic will assist the Company in potentially raising initial funding to support the technologies of $2 million, and (iv) in the event the Company is unable to raise the requisite funding, then the transaction may proceed to a reverse acquisition/merger, with conditions typical of such a transaction.

If we enter into a definitive agreement under the terms of the Binding Term Sheet, our present stockholders will experience immediate substantial dilution and will not have control of our majority voting securities. If we do not receive shareholder approval for the transaction and receive the required waivers from the holders of the Convertible Notes within ninety (90) days of signing the Binding Term Sheet (or by July 25, 2024), we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. On August 9, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended from July 25, 2024 to December 31, 2024 (see Note 12 to the accompanying unaudited condensed consolidated financial statements).

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding. As of June 30, 2024, we have received loan proceeds from Oncotelic totaling $55,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash used in operating activities	$(207,444)	$(290,675)
Net cash provided by investing activities	–	433,000
Net cash provided by financing activities	55,000	–
Net change in cash and cash equivalents	$(152,444)	$142,325

Cash Flows From Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 consisted of our net loss of $582,209, which amount was offset by (i) non-cash share-based compensation expense of $4,867, (ii) non-cash interest expense of $37,698, (iii) the accretion to redemption value on convertible notes of $1,446, and (iv) a net change in operating assets and liabilities of $330,758 primarily due to an increase in accrued compensation of $327,566.

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

Cash Flows From Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 consisted of proceeds received from loan payable from Oncotelic totaling $55,000 (see Note 11 to the accompanying unaudited condensed consolidated financial statements).

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended June 30, 2024, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that the Company believes are of significance or potential significance to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of June 30, 2024, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Report. As of June 30, 2024, the Company had incurred operating losses since inception, and continues to generate losses from operations, and has cash and equivalents of $3,734, an accumulated deficit of $8,498,546 and current liabilities of $5,105,130. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof and we would need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

In order to establish a new product pipeline, on April 26, 2024, we entered into a binding term sheet (“Binding Term Sheet”) with Oncotelic Therapeutics, Inc.(“Oncotelic”) pursuant to which we intend to acquire (i) certain rights to Oncotelic’s clinical stage necroptosis cancer therapies associated with its vascular disruptive agents (“VDAs”) and related regulatory and clinical packages, and (ii) non-exclusive access to its proprietary Artificial Intelligence (“AI”) technologies for identifying immunotherapy combinations, in exchange for shares of our common stock valued at $15.0 million upon execution of the definitive agreement, or a combination of common stock and preferred stock to be determined by the parties, along with additional milestones allowing Oncotelic to earn up to an additional $15.0 million in shares of common stock that would be valued at the time of issuance, if earned. Pursuant to the Binding Term Sheet, we and Oncotelic agreed to negotiate in good faith towards the execution of a definitive agreement and the closing of the transaction, which is subject to customary due diligence and other conditions, including obtaining shareholder approval for the transaction and receiving waivers from our holders of Convertible Notes representing at least 90% of the principal amount outstanding from any payment that would become due and payable upon a corporate transaction (see Notes 7 and 11 to the accompanying unaudited condensed consolidated financial statements) as contemplated under the Binding Term Sheet.

In addition, under the Binding Term Sheet, (i) we will continue the development work necessary to achieve the mutually agreed upon milestones upon the requisite funding, (ii) Oncotelic will provide a loan to us to cover certain operational costs of the Company initially through June 2024 of up to $70,000 which was fully funded, (iii) Oncotelic will assist the Company in potentially raising initial funding of $2 million to support the technologies, and (iv) in the event the Company is unable to raise the requisite funding, then the transaction may proceed to a reverse acquisition/merger, with conditions typical of such a transaction.

Pursuant to the Binding Term Sheet, we needed to obtain shareholder approval for the transaction within ninety (90) days of signing the Binding Term Sheet (or by July 25, 2024), or we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. As of the date of this Report, we and Oncotelic are continuing to pursue the potential transaction under the Binding Term Sheet although there are no guarantees we will enter into any definitive agreement. On August 9, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended from July 25, 2024 to December 31, 2024 (see Note 12 to the accompanying unaudited condensed consolidated financial statements).

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

Given our limited operating history and limited capital, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other planned internal infrastructure systems, including corporate firewalls, servers, connection to the Internet, face the risk of systemic failure that could disrupt our operations. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of product candidates or any future product candidates could be hindered or delayed. In addition, due to limited corporate infrastructure, our entire workforce is currently working remotely. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to cease our operations altogether.

As of June 30, 2024, we had cash and cash equivalents of $3.734 and current liabilities of $5,105,130. Since the closing date of the Reverse Merger, we have been unable to raise sufficient capital to advance any product candidate from preclinical development into clinical development. Moreover, our existing cash resources are not sufficient to meet our anticipated needs over the near term. We will need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. In addition, we expect our expenses to significantly increase if and when we are able to initiate product manufacturing to support preclinical and clinical testing, perform preclinical studies, including toxicology studies, initiate clinical development, and eventually, if successful, seek marketing approval for, any product candidates. Since the closing date of the Reverse Merger, our limited cash position has slowed our product development and other activities to remain afloat. If we are unable to raise additional capital in the near term, we may be forced to cease our operations altogether.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional funds in the near term, we may be required to cease our operations altogether.

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

If we fail to comply with our obligations under any license agreement, or any other future agreement, including the payment of all amounts due under these agreements, we may lose the rights to developed and potentially commercialize the underlying technology, and the licensor may have the right to terminate the license agreement or restrict our rights upon notice, in which event we would not be able to develop or market products covered by the agreement, which could be the products upon which our business depends. For instance, on May 4, 2022, we entered into a License Agreement with CWRU allowing us to develop and commercialize our former lead product candidate, MIE-101. On March 22, 2024, we received a notice of termination from CWRU terminating the License Agreement due to our inability to pay amounts owe of approximately $407,000 in accrued patent fees due to our limited cash position.

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

We are highly dependent on the product development, clinical and business development expertise of the principal members of our management, scientific and clinical teams. Although we have entered into offer letters with our executives and employees, each of them may terminate their employment with us at any time.  In addition, if we are unable to raise more capital in the near term, we may be required to furlough or lay off our current workforce, which may require us to cease our operations altogether.

Moreover, our business plan relies significantly on the continued services of our President and Chief Executive Officer, Steven King. If we were to lose his services, including through death or disability, our ability to continue to execute our business plan would be materially impaired. We do not maintain “key person” insurance for any of our executives or other employees. The Company has not entered into an employment agreement with Mr. King, or any other officer of the Company.

Recruiting and retaining qualified scientific, clinical, regulatory, and manufacturing personnel is critical to our success. Due to the small size of the Company and the limited number of employees, each of our executives and key employees serves a critical role. The loss of the services of our executive officers or other key employees could impede the achievement of our development objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also may experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we have relied on consultants and advisors, including scientific and clinical advisors, to assist us in product manufacturing, preclinical development, clinical development, regulatory strategy, and commercial strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to provide services to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our development strategy will be limited.

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

The market price of our common stock could be subject to significant fluctuations. For instance, during the six months ended June 30, 2024, the low and high trading prices of our common stock ranged from $0.10 to $0.65 per share and during the year ended December 31, 2023, the low and high trading prices of our common stock ranged from $0.50 to $1.25 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our limited cash position and our immediate need for additional capital;
•	results from preclinical testing and clinical trial results, and our ability to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;
•	issues in manufacturing these product candidates;
•	the entry into, or termination of, key agreements, including the termination of our License Agreement with CWRU and any future license agreement;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend intellectual property rights or defend against the intellectual property rights of others;
•	announcements by competitors of new commercial products, clinical progress or the lack thereof, significant contracts, or commercial relationships;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	the loss of key employees;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of healthcare payment systems;
•	issuance of new shares of common stock from raising additional capital, which may not be available on acceptable terms, or at all; and
•	period-to-period fluctuations in our financial results.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of June 30, 2024. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing a majority of our capital stock outstanding as of June 30, 2024, on an as-converted basis. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding. As of June 30, 2024, we have received loan proceeds from Oncotelic totaling $55,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

This Item 2 contains only a brief description of the material terms of the convertible note purchase agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the full text of the convertible note purchase agreement and form of the promissory note, which have been previously filed on May 14, 2024 as Exhibit 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and are incorporated herein by reference into this Item 2.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 14, 2024	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 14, 2024	MOSAIC IMMUNOENGINEERING, INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

