Form 10-Q
period 2024-09-30
Mosaic ImmunoEngineering Inc.
filed 2024-11-19
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On November 14, 2024, 7,242,137 shares of common stock, par value $0.00001 per share, were outstanding.

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

Risks Related to Our Operations

•	While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our current liabilities and planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.
•	We entered into a binding term sheet with Oncotelic Therapeutics, Inc. to acquire rights to certain technologies of Oncotelic and we may not enter into a definitive agreement if certain conditions are not met.
•	If we enter into a definitive agreement with Oncotelic under the terms of the binding term sheet, existing stockholders will experience substantial immediate dilution.
•	We may not successfully identify new product candidates to expand our development pipeline.
•	If we are able to raise sufficient capital, we expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	Our development efforts have historically been with product candidates in preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of any product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of any product candidates, we may need to abandon or limit our development of these product candidates.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Risks Related to Our Financial Position and Need for Additional Capital

•	We need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to further reduce or eliminate product development and potentially cease operations.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Risks Related to Our Dependence on Third Parties

•	Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely has not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Intellectual Property

•	If we are unable to obtain and maintain intellectual property protection for technology and products we plan to license or develop or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we fail to comply with our obligations under any license agreement or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose those rights or other rights, which could be the products upon which our business depends.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	There is a substantial lack of liquidity of our common stock and volatility risks, and because there is no active public trading market for our common stock, you may not be able to resell your common stock.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$5,736	$156,178
Prepaid expenses and other current assets	34,214	23,355
Total current assets	39,950	179,533
Total assets	$39,950	$179,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$143,618	$118,478
Accrued compensation	3,641,850	3,184,911
Accrued consulting	787,903	787,903
Accrued expenses and other	653,728	641,763
Loan payable	73,950	–
Total current liabilities	5,301,049	4,733,055

Convertible notes, net	1,374,031	1,317,536

Total liabilities	6,675,080	6,050,591

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,242,137 shares issued and outstanding	72	72
Additional paid-in capital	2,050,073	2,045,206
Accumulated deficit	(8,685,276)	(7,916,337)
Total stockholders’ deficit	(6,635,130)	(5,871,058)
Total liabilities and stockholders’ deficit	$39,950	$179,533

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Operating expenses:
Research and development	$39,599	$84,927	$167,617	$385,460
General and administrative	146,831	226,944	561,881	738,690
Total operating expenses	186,430	311,871	729,498	1,124,150

Loss from operations	(186,430)	(311,871)	(729,498)	(1,124,150)

Other income (expense):
Gain on redemption of preferred stock of Holocom	–	–	–	433,000
Other income	21,000	–	21,000	–
Interest income	–	16	4	3,402
Change in valuation of derivative liability	–	–	–	46,700
Interest expense on loan payable	(2,817)	–	(3,950)	–
Non-cash interest expense on convertible notes	(18,483)	(18,484)	(55,049)	(54,849)
Accretion to redemption value on convertible notes	–	(2,907)	(1,446)	(14,380)
Total other income (expense), net	(300)	(21,375)	(39,441)	413,873

Loss before provision for income taxes	(186,730)	(333,246)	(768,939)	(710,277)

Provision for income taxes	–	–	–	2,400

Net loss	$(186,730)	$(333,246)	$(768,939)	$(712,677)

Basic and diluted loss per common share	$(0.03)	$(0.05)	$(0.11)	$(0.10)

Weighted average number of common shares outstanding – basic	7,236,447	7,236,447	7,236,447	7,236,447

Weighted average number of common shares outstanding – diluted	7,236,447	7,236,447	7,236,447	7,236,447

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended September 30, 2024

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30,2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,498,546)	$(6,448,400)

Share-based compensation	–	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–	(186,730)	(186,730)

Balances, September 30, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,685,276)	$(6,635,130)

For the Three Months Ended September 30, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2023	–	$–	70,000	$1	7,242,137	$72	$2,034,148	$(7,287,533)	$(5,253,312)

Share-based compensation	–	–	–	–	–	–	5,529	–	5,529

Net loss	–	–	–	–	–	–	–	(333,246)	(333,246)

Balances, September 30, 2023	–	$–	70,000	$1	7,242,137	$72	$2,039,677	$(7,620,779)	$(5,581,029)

For the Nine Months Ended September 30, 2024

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2024	–	$–	70,000	$1	7,242,137	$72	$2,045,206	$(7,916,337)	$(5,871,058)

Share-based compensation	–	–	–	–	–	–	4,867	–	4,867

Net loss	–	–	–	–	–	–	–	(768,939)	(768,939)

Balances, September 30, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,685,276)	$(6,635,130)

For the Nine Months Ended September 30, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2023	–	$–	70,000	$1	7,242,137	$72	$2,023,271	$(6,908,102)	$(4,884,758)

Share-based compensation	–	–	–	–	–	–	16,406	–	16,406

Net loss	–	–	–	–	–	–	–	(712,677)	(712,677)

Balances, September 30, 2023	–	$–	70,000	$1	7,242,137	$72	$2,039,677	$(7,620,779)	$(5,581,029)

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(768,939)	$(712,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,867	16,406
Gain on redemption of preferred stock of Holocom	–	(433,000)
Change in fair value of derivative liability	–	(46,700)
Non-cash interest on convertible notes	55,049	54,849
Interest on loan payable	3,950	–
Accretion to redemption value on convertible notes	1,446	14,380
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,859)	8,002
Accounts payable	25,140	(17,043)
Accrued compensation	456,939	594,661
Accrued consulting	–	55,958
Accrued expenses and other	11,965	64,417
Net cash used in operating activities	(220,442)	(400,747)

Investing activities:
Proceeds from redemption of preferred stock of Holocom	–	433,000
Net cash provided by investing activities	–	433,000

Financing activities:
Proceeds from issuance of loan payable	70,000	–
Net cash provided by financing activities	70,000	–

Net change in cash and cash equivalents	(150,442)	32,253

Cash and cash equivalents, beginning of period	156,178	220,645

Cash and cash equivalents, end of period	$5,736	$252,898

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$2,400
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024

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

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2024, the Company had cash and cash equivalents of $5,736 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

For the Three and Nine Months Ended September 30, 2024 (continued)

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2024, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Standards

Other than described below, there have been no additional accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) during the three and nine months ended September 30, 2024, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that the Company believes are of significance or potential significance to the Company.

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

For the Three and Nine Months Ended September 30, 2024 (continued)

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

For the Three and Nine Months Ended September 30, 2024 (continued)

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

During the nine months ended September 30, 2023, we received aggregate proceeds of $433,000 in exchange for 1,242,500 shares of Series A Preferred Stock, respectively. As of September 30, 2023, we redeemed in aggregate, 2,100,000 shares of Series A Preferred Stock, in exchange for aggregate net proceeds received by us of $776,000. As of September 30, 2023, Holocom had no further obligations to us under the Redemption Agreement or any other arrangement.

5.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	430,873	430,873
Other accrued expenses	45,611	33,646
Total accrued expenses and other current liabilities	$653,728	$641,763

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

For the Three and Nine Months Ended September 30, 2024 (continued)

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

In addition, we were responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the nine months ended September 30, 2024 and 2023, we incurred $0 and $31,737, respectively, in patent legal fees associated with the License Agreement, which amounts are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Furthermore, we agreed to reimburse CWRU for all intellectual property fees incurred since inception of the portfolio through the date of the License Agreement in the amount of approximately $303,000 (included in Accrued expenses and other in the accompanying condensed consolidated balance sheets) in four (4) equal quarterly installments beginning upon the sooner of (i) August 31, 2022 or (ii) upon the Company closing a financing in the amount of $5 million or more. Due to our limited cash position, as of December 31, 2023, we had not paid any amounts owed to CWRU and we continued to seek additional time to raise sufficient capital in order to pay amounts due to CWRU. On March 22, 2024, we received a notice of termination from CWRU to terminate the License Agreement effective on the notice date. As of September 30, 2024 and December 31, 2023, we have accrued $406,973 in accrued patent fees under the License Agreement.

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

During September 2021, we licensed the exclusive rights to develop and commercialize several novel vaccine candidates, including SARS-CoV-2 and other infectious disease applications from UC San Diego. Under the licensing agreement, we are obligated to pay (i) a nominal upfront license access fee, (ii) all patent costs incurred prior to the effective date of the license agreement, (iii) annual license maintenance fees beginning on the second anniversary date of the agreement, (iv) aggregate future milestone payments based on potential clinical development and regulatory milestones of up to $1,250,000 through Phase III development plus additional milestones upon regulatory approval in the U.S. and other countries, and (v) a low single digit royalty on net sales and/or a percentage of sublicense income. On July 12, 2023, we provided notice to UC San Diego to terminate the September 2021 license agreement based on our evaluation of our licensed technology portfolio.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 (continued)

During the nine months ended September 30, 2024 and 2023, we incurred $7,000 and $6,200, respectively, in intellectual property costs associated with the license agreements with UC San Diego, which amount is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2024 and December 31, 2023, we have accrued $40,900 and $23,900, respectively, in accrued expenses under the license agreements with UC San Diego.

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

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the three and nine months ended September 30, 2024, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,483 and $55,049, respectively. During the three and nine months ended September 30, 2023, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,484 and $54,849, respectively.

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of September 30, 2024, the principal amount of the Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 (continued)

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

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and were being accreted to their redemption value of $1,145,790 (“Redemption Value”) over the estimated conversion period using the effective interest method. During the three and nine months ended September 30, 2024, the Company recorded $0 and $1,446, respectively, in accretion to redemption value on the Convertible Notes. During the three and nine months ended September 30, 2023, the Company recorded $2,907 and $14,380, respectively, in accretion to redemption value on the Convertible Notes. The Convertible Notes have been accreted to their full Redemption Value as of March 31, 2024.

8.        Stockholders’ Equity and Share-Based Compensation

Stockholders’ Equity (Deficit)

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). We designated 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and designated and issued 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”). As of September 30, 2024 and December 31, 2023, there are no shares of Series A Preferred outstanding and 70,000 shares of Series B Preferred outstanding.

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

For the Three and Nine Months Ended September 30, 2024 (continued)

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of September 30, 2024, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 536,600 were subject to outstanding RSUs and 1,111,322 shares were available for future grants of share-based awards.

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was comprised of the following:

	For the Three Months Ended September 30,
	2024	2023
Research and development	$–	$5,529
General and administrative	–	–
Total	$–	$5,529

	For the Nine Months Ended September 30,
	2024	2023
Research and development	$4,867	$16,406
General and administrative	–	–
Total	$4,867	$16,406

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 (continued)

The following summarizes our transaction activity related to RSUs for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested and outstanding at January 1, 2024	541,957	$3.01
Granted	–	–
Vested	–	–
Forfeited	(5,357)	(2.80)
Nonvested and outstanding at September 30, 2024	536,600	$3.01

As of September 30, 2024, there was no unrecognized compensation cost related to RSUs. As of September 30, 2024, 14,044 RSUs have vested under the 2020 Plan since its adoption.

9.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of September 30, 2024, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Mosaic ImmunoEngineering, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 (continued)

Operating Lease

We have no lease obligations as of September 30, 2024 and there was no rent expense for the three and nine months ended September 30, 2024 and 2023. Employees are working from home offices at no cost to the Company.

10.        Related Parties

During April 2021, we entered into consulting agreements (retroactive to September 1, 2020) with Nicole Steinmetz, Ph.D., former acting Chief Scientific Officer and former member of the Board of Directors, Jonathan Pokorski, Ph.D. (Dr. Steinmetz’s spouse), and Steve Fiering, Ph.D., each a co-founder of the company acquired in the reverse merger and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms. On May 2, 2023, Dr. Steinmetz resigned from the Board of Directors and her role as acting Chief Scientific Officer under her consulting agreement.

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

During the nine months ended September 30, 2024, we did not incur any related party consulting expenses. During the nine months ended September 30, 2023, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $20,000, $10,000 and $22,500, respectively. All related party consulting expenses are included in research and development expenses in the accompanying unaudited condensed consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the three and nine months ended September 30, 2024 and 2023 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of September 30, 2024 and December 31, 2023, we have accrued $264,375 in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying unaudited condensed consolidated balance sheets.

On May 7, 2021, we entered into convertible note purchase agreements with five (5) accredited investors, including three (3) then members of our Board of Directors that participated on the same terms as other accredited investors, in the aggregate principal amount of $575,000. Of such amount, the three then members of our Board of Directors invested $225,000 in aggregate (see Note 7).

On February 18, 2022, we entered into convertible note purchase agreements with sixteen (16) accredited investors, including five (5) members of our Board that participated on the same terms as other accredited investors, in the aggregate principal amount of $341,632. Of such amount, the five then members of our Board invested $155,000 in aggregate (see Note 7).

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

For the Three and Nine Months Ended September 30, 2024 (continued)

11.        Oncotelic Therapeutics, Inc. (“Oncotelic”)

In an effort to establish a new product pipeline, on April 26, 2024, we entered into a Binding Term Sheet with Oncotelic pursuant to which we intend to acquire (i) certain rights to Oncotelic’s clinical stage necroptosis cancer therapies associated with its vascular disruptive agents (“VDAs”) and related regulatory and clinical packages, and (ii) non-exclusive access to its proprietary Artificial Intelligence (“AI”) technologies for identifying immunotherapy combinations, in exchange for the issuance of shares of our common stock valued at $15.0 million upon execution of the definitive agreement (representing 47,923,322 shares of our common stock), or a combination of common stock and preferred stock to be determined by the parties, along with additional milestones allowing Oncotelic to earn up to an additional $15.0 million in shares of common stock that would be valued at the time of issuance, if earned. Pursuant to the Binding Term Sheet, we and Oncotelic agreed to negotiate in good faith towards the execution of a definitive agreement and the closing of the transaction by December 31, 2024, as amended, which is subject to customary due diligence and other conditions, including us obtaining shareholder approval for the transaction and receiving waivers from our holders of Convertible Notes representing at least 90% of the principal amount outstanding from any payment that would become due and payable upon a corporate transaction as contemplated under the Binding Term Sheet (see Note 7).

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

If we enter into a definitive agreement under the terms of the Binding Term Sheet, our present stockholders will experience immediate substantial dilution and will not have control of our majority voting securities. In addition, if we do not receive shareholder approval for a possible transaction by December 31, 2024, as amended, we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. Currently, we and Oncotelic are continuing to pursue a potential transaction under the Binding Term Sheet although there are no guarantees we will enter into any definitive agreement. On August 9, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended from July 25, 2024 to December 31, 2024.

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding and we received initial loan proceeds from Oncotelic of $40,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. On May 31, 2024 and July 1, 2024, we received an additional $15,000 and $15,000, respectively, in loan proceeds. As of September 30, 2024, we have received $70,000 in loan proceeds and accrued $3,950 in accrued interest related to the notes payable with Oncotelic, which amounts are included in loan payable in the accompanying unaudited condensed consolidated balance sheets.

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the three months ended September 30, 2024, we earned $21,000 for advisory and related services which is recorded in other income in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2024, $7,000 of services billed are included in prepaid and other assets in the accompanying unaudited condensed consolidated balance sheets.

12.        Subsequent Events

On November 18, 2024, we entered into a convertible note purchase agreement (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes. Upon funding, the Company will issue an unsecured convertible note that will bear interest at a rate of 5% per annum and will be due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

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

If we do not receive shareholder approval for the potential transaction and receive the required waivers from the holders of the Convertible Notes by December 31, 2024, as amended, we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. On August 9, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended from July 25, 2024 to December 31, 2024.

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding and we received initial loan proceeds from Oncotelic of $40,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. On May 31, 2024 and July 1, 2024, we received an additional $15,000 and $15,000, respectively, in loan proceeds. As of September 30, 2024, we have received $70,000 in loan proceeds and accrued $3,950 in accrued interest related to the notes payable with Oncotelic, which amounts are included in loan payable in the accompanying unaudited condensed consolidated balance sheets.

On November 18, 2024, we entered into a convertible note purchase agreement (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes.  Upon funding, the Company will issue an unsecured convertible note that will bear interest at a rate of 5% per annum and will be due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the three months ended September 30, 2024, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operation

Three Months Ended September 30, 2024 and 2023:

Research and Development Expenses

Research and development expenses of approximately $40,000 for the three months ended September 30, 2024 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees. The decrease in research and development expenses of approximately $45,000 for the three months ended September 30, 2024 as compared to the same prior year period was primarily due to a decrease in payroll and related costs of approximately $36,000 due to a reduced time commitment by certain employees, combined with a decrease in consulting fees of approximately $7,000 due to a lower time commitment by our independent contractors. We believe our research and development expenses will increase significantly over time if we are able to raise sufficient capital to advance our programs.

General and Administrative Expenses

General and administrative expenses of approximately $147,000 for the three months ended September 30, 2024 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $124,000, accounting and filing fees of approximately $10,000, director and officer insurance of approximately $9,000, and other expenses of approximately $4,000. The decrease in general and administrative expenses of approximately $80,000 for the three months ended September 30, 2024 as compared to the same prior year period was primarily due to (i) a decrease in payroll and related expenses of approximately $58,000 due to a reduced time commitment by certain employees, (ii) a decrease in accounting and filing fees of approximately $7,000 due to timing of services provided, and (iii) a decrease in legal fees related to intellectual property rights of approximately $12,000 primarily related to lower patent fees owed under the former license agreement with Case Western Reserve University. We believe our general and administrative expenses will increase over time as we hire new employees to support key administrative functions and the planned expansion of research and development personnel, provided we are able to raise sufficient capital to advance our programs.

Other Income (Expense)

Master Services Agreement with Oncotelic

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the three months ended September 30, 2024, we earned $21,000 for advisory and related services which is recorded in other income in the accompanying unaudited condensed consolidated statements of operations.

Interest Expense and Accretion to Redemption Value on Convertible Notes

Interest expense of approximately $21,000 and $18,000 for the three months ended September 30, 2024 and 2023, respectively, represents interest expense on convertible notes and loan payable.

Accretion to redemption value on convertible notes of approximately $3,000 for the three months ended September 30, 2023, pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period using the effective interest method. The was no expense incurred for the three months ended September 30, 2024 as the Convertible Notes have been accreted to their full Redemption Value as of March 31, 2024.

Nine Months Ended September 30, 2024 and 2023:

Research and Development Expenses

Research and development expenses of approximately $168,000 for the nine months ended September 30, 2024 are primarily related to salaries and related costs for personnel in research and development functions and related consulting fees. The decrease in research and development expenses of approximately $218,000 for the nine months ended September 30, 2024 as compared to the same prior year period was primarily due to a decrease in payroll and related costs of approximately $154,000 due to a reduced time commitment by certain employees, combined with a decrease in consulting fees of approximately $61,000 due to a lower time commitment by our independent contractors.

General and Administrative Expenses

General and administrative expenses of approximately $562,000 for the nine months ended September 30, 2024 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $470,000, accounting and filing fees of approximately $49,000, director and officer insurance of approximately $27,000, and other expenses of approximately $16,000. The decrease in general and administrative expenses of approximately $177,000 for the nine months ended September 30, 2024 as compared to the same prior year period was primarily due to (i) a decrease in payroll and related expenses of approximately $124,000 due to a reduced time commitment by certain employees, (ii) a decrease in legal fees related to intellectual property rights of approximately $38,000 primarily related to lower patent fees owed under the former license agreement with Case Western Reserve University, and (iii) a decrease in other expenses of approximately $16,000.

Other Income (Expense)

Master Services Agreement with Oncotelic

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the nine months ended September 30, 2024, we earned $21,000 for advisory and related services which is recorded in other income in the accompanying unaudited condensed consolidated statements of operations.

Gain on Redemption of Holocom Preferred Stock

On July 6, 2022, we entered into a Redemption Agreement with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. During the nine months ended September 30, 2023, we received cash proceeds in the amount of $433,000 upon the redemption of 192,500 shares of Series A Preferred Stock of Holocom. As of December 31, 2023, we received all proceeds under the Redemption Agreement, and therefore, there were no proceeds received during the nine months ended September 30, 2024.

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of $47,000 for the nine months ended September 30, 2023 pertains to a decrease in the estimated fair value of the anti-dilution issuance rights provided under the Series B Preferred. There was no remaining anti-dilution issuance rights liability outstanding as of December 31, 2023.

Interest Expense and Accretion to Redemption Value on Convertible Notes

Interest expense of approximately $59,000 and $55,000 for the nine months ended September 30, 2024 and 2023, respectively, represents interest expense on convertible notes and loan payable.

Accretion to redemption value on convertible notes of approximately $1,000 and $14,000 for the nine months ended September 30, 2024 and 2023, respectively, pertains to the accretion of the convertible notes to their redemption value of $1,145,790 over the estimated conversion period using the effective interest method. The Convertible Notes have been accreted to their full Redemption Value as of March 31, 2024.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $5,736. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report.

Our primary uses of capital to date are primarily related to payroll, consulting and related costs, corporate formation and ongoing public company expenses, fees associated with license agreements, including patent related expenses, and costs of the reverse merger. On a go forward basis, we will need significant additional capital to support our research and development efforts, compensation and related expenses, and hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and to reduce our current liabilities. We expect to incur substantial expenditures in the foreseeable future for the research and development of new potential product candidates, provided we are able to raise sufficient capital to advance these technologies and technologies under the Binding Term Sheet, as noted below.

On April 26, 2024, we entered into a binding term sheet (“Binding Term Sheet”) with Oncotelic Therapeutics, Inc. (“Oncotelic”) pursuant to which we intend to acquire (i) certain rights to Oncotelic’s clinical stage necroptosis cancer therapies associated with its vascular disruptive agents (“VDAs”) and related regulatory and clinical packages, and (ii) non-exclusive access to its proprietary Artificial Intelligence (“AI”) technologies for identifying immunotherapy combinations, in exchange for the issuance of shares of our common stock valued at $15.0 million upon execution of the definitive agreement (representing 47,923,322 shares of our common stock), or a combination of common stock and preferred stock to be determined by the parties, along with additional milestones allowing Oncotelic to earn up to an additional $15.0 million in shares of common stock that would be valued at the time of issuance, if earned. Pursuant to the Binding Term Sheet, we and Oncotelic agreed to negotiate in good faith towards the execution of a definitive agreement and the closing of the transaction within ninety (90) days, which is subject to customary due diligence and other conditions, including us obtaining shareholder approval for the transaction and receiving waivers from our holders of Convertible Notes representing at least 90% of the principal amount outstanding from any payment that would become due and payable upon a corporate transaction as contemplated under the Binding Term Sheet.

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

If we enter into a definitive agreement under the terms of the Binding Term Sheet, our present stockholders will experience immediate substantial dilution and will not have control of our majority voting securities. If we do not receive shareholder approval for the transaction and receive the required waivers from the holders of the Convertible Notes by December 31, 2024, as amended, we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. On August 9, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended from July 25, 2024 to December 31, 2024.

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding. As of September 30, 2024, we have received loan proceeds from Oncotelic totaling $70,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the three months ended September 30, 2024, we earned $21,000 for advisory and related services which is recorded in other income in the accompanying unaudited condensed consolidated statements of operations.

On November 18, 2024, we entered into a convertible note purchase agreement (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes.  Upon funding, the Company will issue an unsecured convertible note that will bear interest at a rate of 5% per annum and will be due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

We plan to continue to fund losses from operations and future funding needs through our cash on hand and future potential equity and/or debt offerings.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net cash used in operating activities	$(220,442)	$(400,747)
Net cash provided by investing activities	–	433,000
Net cash provided by financing activities	70,000	–
Net change in cash and cash equivalents	$(150,442)	$32,253

Cash Flows From Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 consisted of our net loss of $768,939, which amount was offset by (i) non-cash share-based compensation expense of $4,867, (ii) non-cash interest expense of $58,999, (iii) the accretion to redemption value on convertible notes of $1,446, and (iv) a net change in operating assets and liabilities of $483,185 primarily due to an increase in accrued compensation of $456,939.

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

Cash Flows From Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 consisted of proceeds received from our redemption of Holocom’s Series A Preferred Stock of $433,000 (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of proceeds received from loan payable from Oncotelic totaling $70,000 (see Note 11 to the accompanying unaudited condensed consolidated financial statements).

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended September 30, 2024, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that the Company believes are of significance or potential significance to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of September 30, 2024, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Report. As of September 30, 2024, the Company had incurred operating losses since inception, and continues to generate losses from operations, and has cash and equivalents of $5,736, an accumulated deficit of $8,685,276 and current liabilities of $5,301,049. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof and we would need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Pursuant to the Binding Term Sheet, we needed to obtain shareholder approval for the transaction by December 31, 2024, as amended, or we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. As of the date of this Report, we and Oncotelic are continuing to pursue the potential transaction under the Binding Term Sheet although there are no guarantees we will enter into any definitive agreement. On August 9, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended from July 25, 2024 to December 31, 2024.

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

As of September 30, 2024, we had cash and cash equivalents of $5,736 and current liabilities of $5,301,049. Since the closing date of the Reverse Merger, we have been unable to raise sufficient capital to advance any product candidate from preclinical development into clinical development. Moreover, our existing cash resources are not sufficient to meet our anticipated needs over the near term. We will need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. In addition, we expect our expenses to significantly increase if and when we are able to initiate product manufacturing to support preclinical and clinical testing, perform preclinical studies, including toxicology studies, initiate clinical development, and eventually, if successful, seek marketing approval for, any product candidates. Since the closing date of the Reverse Merger, our limited cash position has slowed our product development and other activities to remain afloat. If we are unable to raise additional capital in the near term, we may be forced to cease our operations altogether.

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

Risks Related to Intellectual Property

If we are unable to obtain and maintain intellectual property protection for technology and products we plan to license or develop or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

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

If we fail to comply with our obligations under any license agreement, or any other future agreement, including the payment of all amounts due under these agreements, we may lose the rights to developed and potentially commercialize the underlying technology, and the licensor may have the right to terminate the license agreement or restrict our rights upon notice, in which event we would not be able to develop or market products covered by the agreement, which could be the products upon which our business depends. For instance, on May 4, 2022, we entered into a License Agreement with CWRU allowing us to develop and commercialize our former lead product candidate, MIE-101. On March 22, 2024, we received a notice of termination from CWRU terminating the License Agreement due to our inability to pay amounts owed of approximately $407,000 in accrued patent fees due to our limited cash position.

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

The market price of our common stock could be subject to significant fluctuations. For instance, during the nine months ended September 30, 2024, the low and high trading prices of our common stock ranged from $0.10 to $1.13 per share and during the year ended December 31, 2023, the low and high trading prices of our common stock ranged from $0.50 to $1.25 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of September 30, 2024. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing a majority of our capital stock outstanding as of September 30, 2024, on an as-converted basis. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

On November 18, 2024, we entered into a convertible note purchase agreement (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes.  Upon funding, the Company will issue an unsecured convertible note that will bear interest at a rate of 5% per annum and will be due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding. As of September 30, 2024, we have received loan proceeds from Oncotelic totaling $70,000 to pay certain expenses of the Company in exchange for an unsecured convertible note (“Note”) pursuant to the Binding Term Sheet. The Note bears interest at a rate of 16% per annum and is due and payable upon closing a financing of at least $2.0 million or converted into additional shares of common stock of Mosaic, at the sole discretion of Oncotelic. The number of shares of common stock to be issued, if elected, would be equal to the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

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

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 19, 2024	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 19, 2024	MOSAIC IMMUNOENGINEERING, INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

