Form 10-K
period 2024-12-31
Mosaic ImmunoEngineering Inc.
filed 2025-04-15
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $466,000, calculated based on the closing price of the registrant’s common stock as reported by OTC of the OTC Markets.

As of April 11, 2025, the number of shares of registrant’s common stock outstanding was 7,242,137.

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

Risks Related to Our Operations

•	While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our current liabilities and planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.
•	We entered into a binding term sheet with Oncotelic Therapeutics, Inc. to acquire rights to certain technologies of Oncotelic and we may not enter into a definitive agreement if certain conditions are not met.
•	If we enter into a definitive agreement with Oncotelic under the terms of the binding term sheet, existing stockholders will experience substantial immediate dilution.
•	We currently have no development pipeline and we may not successfully identify, license or acquire new product candidates.
•	If we are able to raise sufficient capital and successfully identify new product candidates, we expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	Our development efforts have historically been with product candidates in early stage preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	If we successfully identify new product candidates and license those rights, then drug development will involve a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of any potential product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of any new product candidates, we may need to abandon or limit our development of those future product candidates.

Risks Related to Our Financial Position and Need for Additional Capital

•	We need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to cease operations.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

iii

Risks Related to Our Dependence on Third Parties

•	If we successfully identify new product candidates and license those rights, then future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely has not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Intellectual Property

•	If we are unable to obtain and maintain intellectual property protection for technology and products we plan to license or develop or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we successfully identify new product candidates and license those rights, we may fail to comply with our obligations under any potential license agreement in which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, and we could lose those rights or other rights, which could be the products upon which our business depends.
•	If we successfully identify new product candidates and license those rights, we may become involved in lawsuits to protect or enforce those patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	If we successfully identify new product candidates and license those rights, then our future success will also depend on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	If we successfully identify new product candidates and license those rights, then we expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	There is a substantial lack of liquidity of our common stock and volatility risks, and because there is no active public trading market for our common stock, you may not be able to resell your common stock.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

iv

PART I

Unless the context otherwise requires, references to the “Company,” “Mosaic,” “we,” “our,” or “us” in this Annual Report on Form 10-K (“Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

Business Overview

We are a development-stage biotechnology company focused on advancing and eventually commercializing immunotherapies for the treatment of cancer. We have historically advanced early-stage product candidates and we are pursuing new product candidates and platforms to build a product pipeline based on our deep understanding of immunotherapies.

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

In addition, under the Binding Term Sheet, (i) we would continue the development work necessary to achieve the mutually agreed upon milestones upon the requisite funding, (ii) Oncotelic will provide a loan to us to cover certain operational costs of the Company initially through June 2024, (iii) Oncotelic will assist the Company in potentially raising initial funding to support the technologies of $2 million, and (iv) in the event the Company is unable to raise the requisite funding, then the transaction may proceed to a reverse acquisition/merger, with conditions typical of such a transaction.

If we do not receive shareholder approval for the potential transaction and receive the required waivers from the holders of the Convertible Notes by June 30, 2025, as amended, we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. On December 31, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended to June 30, 2025.

Our Corporate History and Background

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license the cowpea mosaic virus (“CPMV”) platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. On May 4, 2022, we entered into the license agreement with CWRU (“License Agreement”) pursuant to our rights granted under the License Option Agreement (see Note 6 to the accompanying audited consolidated financial statements), which was terminated on March 22, 2024 (see Note 13 to the accompanying consolidated financial statements). On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a reverse merger transaction, as further described below.

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

On the Closing Date, Patriot Scientific Corporation acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of the Company’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of the Company’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred was converted into 10.194106 shares of common stock as defined in the Series A Certificate of Designation. Each share of Series B Preferred converts into 11.46837 shares of common stock of the Company, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, owned 90% of the issued and outstanding common stock of the Company as of the Closing Date.

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

If we enter into a definitive agreement under the terms of the Binding Term Sheet, our present stockholders will experience immediate substantial dilution and will not have control of our majority voting securities. If we do not receive shareholder approval for the transaction and receive the required waivers from the holders of the Convertible Notes by June 30, 2025, as amended, we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. On December 31, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended to June 30, 2025.

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding with interest at a rate of 16% per annum. Amounts totaling $70,000 were received at various times during the year ended December 31, 2024. On December 12, 2024, we repaid the entire outstanding principal of $70,000 along with accrued interest of $6,214. As of December 31, 2024, there were no amounts due or outstanding under the convertible note purchase agreement with Oncotelic.

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the year ended December 31, 2024, we earned $42,000 for advisory and related services which is recorded in other income in the accompanying consolidated statements of operations.

On November 18, 2024, we entered into an unsecured convertible promissory note (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes. On December 4, 2024, the Company received $200,000 under the note purchase agreement and issued an unsecured convertible note bearing interest at a rate of 5% per annum that is due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. As of December 31, 2024, the Company has accrued $740 in interest that is included in other accrued expenses within the accompanying consolidated balance sheet.

Patents and Proprietary Rights

If we successfully identify new product candidates and license those rights, our patent strategy is to in-license and/or file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, assuming all maintenance fees (annuities) are paid, patents have a term of twenty years from the earliest priority date (other than a priority date for a provisional application). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent. Notwithstanding the foregoing, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in limited cases not at all. Therefore, we cannot know with certainty whether we would be the first to make the inventions claimed in any potentially owned or licensed patents or pending patent applications, or that we were the first to potentially file for patent protection of such inventions. Also, examinations are often lengthy and can involve numerous challenges to the claims sought. As a result, the issuance, scope, validity, enforceability and commercial value of any patent rights are highly uncertain. Any potential pending or future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States, the European Union, and other countries may diminish the value of the underlying patents under our License Agreement or narrow the scope of our patent protection.

Our potential success will depend in large part on our ability to secure rights to new technologies and obtain and maintain patent protection in the United States, the European Union, and other major pharmaceutical markets with respect to any new proprietary technology or product candidates.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents covering technology under a license agreement. Therefore, these potential patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Any inability by us or any future licensor to protect adequately any potential intellectual property we may secure in the future may have a material adverse effect on our business, operating results, and financial position.

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

Third-Party Rights

Our success also depends in part on our ability to gain access to third-party patent and proprietary rights and to operate our business without infringing on third-party patent rights. We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize potential product candidates. Licenses required under third-party patents or proprietary rights may not be available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products, if approved, requiring these licenses at all. The failure to obtain licenses, if needed, may have a material adverse effect on our business, operating results, and financial position.

Government Regulation

Regulatory Compliance

Pending our ability to raise sufficient capital and successfully identify new product candidates and license or acquire those rights, the anticipated research and development activities, including testing in laboratory animals and in humans, manufacture of product candidates, and oversight of suppliers and contract manufacturers involved in the production of product candidates, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing of these product candidates that we may develop, are all subject to stringent regulation, primarily by the FDA in the United States under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and its implementing regulations, and the Public Health Service Act (“PHS Act”) and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. If for any reason we do not comply with applicable requirements, such noncompliance can result in various adverse consequences, including one or more delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals if granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

Product Development and Approval Process

Pending our ability to raise sufficient capital and successfully identify new product candidates and license or acquire those rights, in the United States, product candidates we may develop may likely be regulated as biologic pharmaceuticals, or biologics. The FDA’s regulatory authority for the approval of biologics resides in the PHS Act. However, biologics are also subject to regulation under the FDCA because most biological products also meet the FDCA’s definition of “drugs.” Most pharmaceuticals or “conventional drugs” consist of pure chemical substances and their structures are known. Most biologics, however, are complex mixtures that are not easily identified or characterized. Biological products differ from conventional drugs in that they tend to be heat-sensitive and susceptible to microbial contamination, thus requiring sterile manufacturing processes. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

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

Foreign Regulation

In addition to regulations in the United States, we could be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of product candidates we plan to potentially secure and develop, and products being marketed outside of the United States. We must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of any products in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required by the FDA for BLA licensure. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Manufacturing

We currently do not possess any internal manufacturing infrastructure or capabilities. Pending our ability to raise sufficient capital and successfully identify new product candidates and license or acquire those rights, for any new product candidates, we would plan to rely on internal manufacturing and development capabilities, as capital resources become available and capabilities are developed, in addition to third-party contract manufacturing and development organizations, or CDMOs, to manufacture biological product candidates for clinical testing, as well as for commercial manufacture if any product candidates receive marketing approval. We believe that this hybrid strategy would enable us to control and manage preclinical and early-stage clinical manufacturing while outsourcing other aspects of manufacturing and later-stage clinical manufacturing that would likely require higher infrastructure cost to build and operate. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor. To date, we have not manufactured any products candidates due to our limited capital resources.

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

Competition

Competition in the pharmaceutical and biotechnology industry is intense and characterized by aggressive research and development and rapidly evolving science, technology, and standards of medical care throughout the world. Pending our ability to raise sufficient capital and successfully identify new product candidates and license or acquire those rights, the competitive position in the industry and our focus on immunotherapies for the treatment of cancer, we would face competition with all other immuno-oncology products either in development or already approved. Many of the companies against which we may compete in the future, such as biotechnology and pharmaceutical companies focused on cancer immunotherapies, including but not limited to, Amgen, Inc., AstraZeneca plc, Bristol-Myers Squibb Company (“BMS”), Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A., all have significantly greater financial resources and expertise in research and development, manufacturing, conducting preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Oncology drugs and therapeutics on the market range from traditional cancer therapies, including chemotherapy, to immune checkpoint inhibitors targeting CTLA-4, such as BMS’ YERVOY, and PD-1/PD-L1, such as BMS’ OPDIVO, Merck & Co.’s KEYTRUDA and Genentech’s TECENTRIQ, to T cell-engager immunotherapies, such as Amgen’s BLINCYTO.

Moreover, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. These third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop in the future, pending our ability to raise sufficient capital. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of biosimilar or generic products.

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

Human Capital

At December 31, 2024, we have two full-time employees and six part-time employees, most of which, have been generally inactive due to insufficient capital. In addition, we also engage consultants, as needed. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. Our employees are not covered by a key-person life insurance policy.

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

Risks Related to Our Operations

While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our existing liabilities or any planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.

There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our existing liabilities or potential future operations for at least twelve months from the filing of this Report. As of December 31, 2024, the Company had incurred operating losses since inception, and continues to generate losses from operations, and has cash and equivalents of $115,019, an accumulated deficit of $8,838,320 and current liabilities of $5,537,270. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof and we would need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our ability to pursue the research and development activities and other initiatives discussed in the following risk factors and elsewhere in this Report is pending our ability to raise sufficient capital and successfully identify new product candidates and license or acquire those rights, which may not be available to us in light of current market conditions combined with our limited technologies.

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

In order to establish a new product pipeline, on April 26, 2024, we entered into a binding term sheet (“Binding Term Sheet”) with Oncotelic Therapeutics, Inc.(“Oncotelic”) pursuant to which we intend to acquire (i) certain rights to Oncotelic’s clinical stage necroptosis cancer therapies associated with its vascular disruptive agents (“VDAs”) and related regulatory and clinical packages, and (ii) non-exclusive access to its proprietary Artificial Intelligence (“AI”) technologies for identifying immunotherapy combinations, in exchange for shares of our common stock valued at $15.0 million upon execution of the definitive agreement, or a combination of common stock and preferred stock to be determined by the parties, along with additional milestones allowing Oncotelic to earn up to an additional $15.0 million in shares of common stock that would be valued at the time of issuance, if earned. Pursuant to the Binding Term Sheet, we and Oncotelic agreed to negotiate in good faith towards the execution of a definitive agreement and the closing of the transaction, which is subject to customary due diligence and other conditions, including obtaining shareholder approval for the transaction and receiving waivers from our holders of Convertible Notes representing at least 90% of the principal amount outstanding from any payment that would become due and payable upon a corporate transaction (see Notes 7 and 13 to the accompanying consolidated financial statements) as contemplated under the Binding Term Sheet.

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

Pursuant to the Binding Term Sheet, we needed to obtain shareholder approval for the transaction by June 30, 2025, as amended, or we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. As of the date of this Report, we and Oncotelic are continuing to pursue the potential transaction under the Binding Term Sheet although there are no guarantees we will enter into any definitive agreement. On December 31, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended to June 30, 2025.

If we enter into a definitive agreement with Oncotelic under the terms of the binding term sheet, existing stockholders will experience substantial immediate dilution.

We have 7,242,137 shares of common stock outstanding as of the filing date of this Report. If we enter into a definitive agreement with Oncotelic pursuant to the terms of the Binding Term Sheet, we could issue 47,923,322 shares of our common stock to Oncotelic, resulting in immediate substantial dilution to our existing stockholders. In addition, under the Binding Term Sheet, Oncotelic could receive up to an additional $15.0 million in shares of common stock of Mosaic that would be valued at the time of issuance if certain milestones are achieved (see Note 13 to the accompanying consolidated financial statements), which would cause substantial additional dilution to existing stockholders.

We currently have no development pipeline and we may not successfully identify, license or acquire new product candidates.

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

If we are able to raise sufficient capital and successfully identify new product candidates, we expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.

We have limited our operations in advancing our technology based on the limited amount of capital we have raised. Since the reverse merger in August 2020, we have not raised any capital other than $575,000 and $341,632 from the issuance of our convertible notes in May 2021 and February 2022, respectively. Due to our limited operations, our historical results do not reflect the significant costs required to develop a product candidate. In addition, the products we have previously developed were in preclinical development and any future product may likely be in preclinical development. Therefore, pending our ability to raise sufficient capital, we anticipate that our expenses will increase substantially over the next several years, if and as we:

•	identify and successfully license or acquire new product candidates or technologies;
•	develop product manufacturing processes under the Food and Drug Administration’s (“FDA’s”) current Good Manufacturing Practice regulations (“cGMP”) for product candidates and enter into manufacturing supply agreements to support toxicology studies and clinical trials;
•	contract preclinical toxicology studies to support the safety of product candidates prior to starting any human trial;
•	perform preclinical research and translational studies to enhance our understanding of the mechanism of action of the product candidates;
•	enter into collaboration arrangements with regards to product discovery and product development;
•	pay amounts owed under the former licensing agreement with Case Western Reserve University and potentially acquire rights to other product candidates and technologies;
•	prepare regulatory filings, such as filing IND applications with the FDA that are required prior to starting any human clinical trial;
•	plan, initiate, enroll, and complete clinical trials;
•	maintain, expand and protect intellectual property; and
•	hire additional personnel to support our research, development, and administrative efforts.

Pending our ability to raise sufficient capital, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to license or acquire new product candidates and advance these product candidates, we may have greater difficulty raising capital on favorable terms, or at all. In addition, there are many risks associated with our financial position and need for additional capital, as further described below under the section titled “RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL”.

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

Our development efforts have historically been with product candidates in early-stage preclinical development.

We currently do not have any products that have gained regulatory approval and our development efforts have historically been focused on product candidates in early-stage preclinical development. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of new product candidates. As a result, our business is substantially dependent on our ability to successfully license or acquire new technologies and complete the development of and obtain regulatory approval for these product candidates.

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

If we successfully identify new product candidates and license those rights, then drug development will involve a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of any potential product candidates.

Ten the risk of failure for products in preclinical or early stage of development is high, provided we are able to raise sufficient capital and potentially license or acquire new technologies, which is highly uncertain. Before obtaining marketing approval from regulatory authorities for the sale of any potential product candidate, we would need to complete formulation development, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans. In addition, product manufacturing and process development along with preclinical and clinical testing are all expensive activities, difficult to design and implement, and can take several years to complete. The outcome of preclinical and clinical trials is inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of preclinical studies and early clinical trials for new product candidates may not be predictive of the results of later-stage clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if product candidates will prove effective and safe in humans or will receive regulatory approval.

If we are able to raise sufficient capital and potentially license or acquire new technologies, then we may also experience delays in clinical trials, and we do not know whether any planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or any other foreign regulatory body will not put any product candidate on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize potential product candidates. If we are able to raise sufficient capital and potentially license or acquire new technologies, then any planned clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

If we are required to conduct additional clinical trials or other testing of any potential product candidates, or if we are unable to successfully complete clinical trials or other testing, or if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may:

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

If we are able to raise sufficient capital and potentially license or acquire new technologies, product development costs may also increase if we experience delays in testing or marketing approvals. We do not know whether preclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize product candidates or may allow our competitors to bring products to market before we do and impair our ability to successfully commercialize new product candidates and may harm our business and results of operations. In addition, enrollment delays in clinical trials may result in increased development costs, which would cause the value of the Company to decline and limit our ability to obtain additional financing.

If serious adverse events or unacceptable side effects are identified during the development of any product candidates, we may need to abandon or limit our development of those future product candidates.

If any potential product candidates are associated with undesirable effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Currently unknown, drug-related side effects may be identified in our planned clinical studies and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Reported serious adverse events may arise and the occurrence, whatever the cause, may impact the conduct of any ongoing or future clinical trial. To date, we have had no product candidates evaluated in any human clinical studies. Any occurrence of clinically significant adverse events may harm our business, financial condition and prospects significantly.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to cease operations.

As of December 31, 2024, we had cash and cash equivalents of $115,019 and current liabilities of $5,537,270. Since the closing date of the Reverse Merger, we have been unable to raise sufficient capital to advance any product candidate from preclinical development into clinical development. Moreover, our existing cash resources are not sufficient to meet our existing liabilities and anticipated needs over the next twelve months from the date hereof. We will need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. In addition, if we are able to raise sufficient capital and potentially license or acquire new technologies, we expect our expenses to significantly increase if and when we are able to support preclinical models, product manufacturing, perform preclinical studies, including toxicology studies, initiate clinical development, and eventually, if successful, seek marketing approval for, any product candidates. Since the closing date of the Reverse Merger, our limited cash position has slowed our product development and other activities to remain afloat. If we are unable to raise additional capital, we may be forced to cease our operations altogether.

If we are able to raise sufficient capital and potentially license or acquire new technologies, our funding needs may fluctuate significantly based on several factors, including, but not limited to:

•	the scope, progress, results and costs of product development and manufacture of drug product to support preclinical and clinical development of potential product candidates;
•	the extent to which we enter into additional collaboration arrangements regarding product discovery or development;
•	the costs, timing and outcome of regulatory review of product candidates;
•	our ability to establish additional collaborations with favorable terms, if at all;
•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of product candidates for which we receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing any potential intellectual property rights and defending any potential intellectual property-related claims;
•	the costs to in-license technology for new products or technologies; and
•	revenue, if any, received from commercial sales of product candidates, should any product candidates receive marketing approval.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and/or licensing arrangements. While we do not have any committed external source of funds, if we raise funds from the issuance of equity securities (which will be challenging in light of current market conditions), substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing (also challenging in light of current market conditions combined), the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to cease our operations altogether.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Reverse Merger resulted in an ownership change for PTSC and, accordingly, PTSC’s net operating loss carryforwards and certain other tax attributes may be subject to limitations (or disallowance) on their use after the Reverse Merger. Additional ownership changes in the future, including the intent to issue 47,923,322 shares of common stock to Oncotelic (see Note 13 to the accompanying consolidated financial statements), could result in additional limitations on the Company’s post-merger net operating loss carryforwards. Consequently, even if the Company achieves profitability, it may not be able to utilize a material portion of PTSC’s, or the post-merger Company’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Risks Related to Our Dependence on Third Parties

Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

If we are able to raise sufficient capital and potentially license or acquire new technologies, we may in the future determine to seek to collaborate with pharmaceutical and biotechnology companies for the development of product candidates. We may face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a potential product candidate, reduce or delay its development program or one or more of our other potential development programs, delay its potential development schedule or reduce the scope of research activities, or increase our expenditures and all development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop any potential future product candidates, and our business may be materially and adversely affected.

If any future potential collaboration does not result in the successful development of products or product candidates, product candidates could be delayed, and we may need additional resources to develop product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators.

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

If we are able to raise sufficient capital and potentially license or acquire new technologies, then due to our limited operations and no existing manufacturing infrastructure or capabilities, we may utilize third parties to formulate, manufacture, package, and distribute preclinical and clinical supplies. In addition, these materials are generally custom-made and available from only a limited number of sources. Despite drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of these product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Any performance failure on the part of our future manufacturers of drug substance or drug products could delay clinical development or potential marketing approval.

We would also expect to rely on other third parties to label, store, and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of product candidates or commercialization of products, producing additional losses and depriving us of potential product revenue.

If we are able to license or acquire new technologies, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we can establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

If we are able to raise sufficient capital and potentially license or acquire new technologies, then we would intend to rely on third-party vendors, scientists, and collaborators to provide us with significant data and other information related to our projects, clinical trials, and business. In addition, we would likely not independently verify or audit all such data (including possibly material portions thereof), and therefore, any such potential future data may be inaccurate, misleading, or incomplete.

Risks Related to Intellectual Property

If we are able to raise sufficient capital and potentially license or acquire new technologies, we may be unable to obtain and maintain intellectual property protection for these technologies or products we plan to license or develop or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

If we are able to raise sufficient capital and potentially license or acquire new technologies, then our success depends in large part on our ability to obtain and maintain patent protection in the United States, the European Union, and other countries with respect to proprietary technology and products we plan to develop. We will seek to protect our proprietary position by filing patent applications in the United States and internationally that are related to novel technologies and product candidates.

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

If we successfully identify new product candidates and license those rights, we may fail to comply with our obligations under any potential license in which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, and we could lose those rights or other rights which could be the products upon which our business depends.

If we fail to comply with our obligations under any potential future license agreement, including the payment of all amounts due under these potential agreements, we may lose the rights to developed and potentially commercialize the underlying technology, and the licensor may have the right to terminate the license agreement or restrict our rights upon notice, in which event we would not be able to develop or market products covered by the agreement, which could be the products upon which our business depends. For instance, on May 4, 2022, we entered into a License Agreement with CWRU allowing us to develop and commercialize our former lead product candidate, MIE-101. On March 22, 2024, we received a notice of termination from CWRU terminating the License Agreement due to our inability to pay amounts owed to CWRU in accrued patent fees due to our limited cash position.

If we successfully identify new product candidates and license those rights, we may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Because competition in our industry is intense, competitors may infringe or otherwise violate potential rights to patents of our licensors or other intellectual property that we may license or acquire in the future. If we are able to raise sufficient capital and potentially license or acquire new technologies, in order to counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our potential patents at risk of being invalidated or interpreted narrowly. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreement may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

If we are able to raise sufficient capital and potentially license or acquire new technologies, a third party may hold intellectual property, including patent rights that are important or necessary to the development of potential new technologies or products we may license or acquire. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize potential products, in which case, we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license, or we are not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

If we are able to raise sufficient capital and potentially license or acquire new technologies, then our commercial success depends upon our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell product candidates and use proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to potential new products and technology, including proceedings challenging validity before the United States Patent and Trademark Office (“USPTO”) and/or European Patent Office (“EPO”). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

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

If we are able to raise sufficient capital and potentially license or acquire new technologies, then in addition to seeking patents for the new technologies and product candidates, we also plan to rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any non-disclosure agreements (“NDAs”) or similar agreements entered into by the Company may not be with all relevant parties, or adequately protect the confidentiality of our trade secrets. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from sharing such trade secrets or from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

If we successfully identify new product candidates and license those rights, then our future success will also depend on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.

If we are able to raise sufficient capital and potentially license or acquire new technologies, then we will be highly dependent on the product development, clinical and business development expertise of the principal members of our management, scientific and clinical teams. If we are unable to raise more capital in the near term, we may be required to cease our operations altogether.

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

If we are able to raise sufficient capital and potentially license or acquire new technologies, then recruiting and retaining qualified scientific, clinical, regulatory, and manufacturing personnel is critical to our success. We also may experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we have historically relied on consultants and advisors, including scientific and clinical advisors, to assist us in product manufacturing, preclinical development, clinical development, regulatory strategy, and commercial strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to provide services to us. If we are unable to attract and retain high quality personnel, our ability to pursue our development strategy will be limited.

If we successfully identify new product candidates and license those rights, then we expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

If we are able to raise sufficient capital and potentially license or acquire new technologies, we would expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product manufacturing, preclinical research, clinical development, and regulatory affairs, as capital resources become available. To manage our anticipated future growth, we must also implement and improve our managerial, operational and financial systems, identify new facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market, the trading price of the common stock could decline significantly. After the Reverse Merger, shareholders of Private Mosaic currently own a majority of the fully diluted shares of common stock outstanding. In addition, our shareholders are not restricted in the price at which they can sell their shares. Shares sold at a price below the current market price at which our common stock is trading may cause the market price of our common stock to decline.

We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.

The market price of our common stock could be subject to significant fluctuations. For instance, during the year ended December 31, 2024, the low and high trading prices of our common stock ranged from $0.10 to $1.13 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our limited cash position and our immediate need for additional capital;
•	potential results from preclinical testing and clinical trial results, and our ability to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;
•	issues in manufacturing these product candidates;
•	the entry into, or termination of, key agreements;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend intellectual property rights or defend against the intellectual property rights of others;
•	announcements by competitors of new commercial products, clinical progress or the lack thereof, significant contracts, or commercial relationships;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	the loss of key employees;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of healthcare payment systems;
•	issuance of new shares of common stock from raising additional capital, which may not be available on acceptable terms, or at all; and
•	period-to-period fluctuations in our financial results.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of December 31, 2024. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing a majority of our capital stock outstanding as of December 31, 2024. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving the Company that other stockholders may desire.

In addition, if we enter into a definitive agreement with Oncotelic under the binding term sheet to acquire certain rights to their technology (see Note 13 to the accompanying consolidated financial statements), we would issue Oncotelic 47,923,322 shares of common stock and Oncotelic would own a majority of shares of common stock of the Company and would be able to control all matters at the Company.

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

The Company has no properties at December 31, 2024, and at the period covered by this Report, has no agreements to acquire any properties. The Company currently uses the home offices of management at no cost to the Company. The Company expects this arrangement to continue until the Company can raise sufficient capital and potentially license or acquire new technologies.

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

Market Information

Our common stock is currently quoted on the OTC Pink Open Market (“OTC Pink”) under the trading symbol “CPMV”. There has been a very limited market for our common stock and our trading volume has been negligible. There is no guarantee that an active trading market will develop in our common stock. These quotations as reported by the OTC Pink reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The following table sets forth the range of high and low bid quotations for each of the years ended December 31, 2024 and 2023.

	Bid Quotations
	High	Low
Year Ended December 31, 2024
Quarter Ended March 31, 2024	$0.61	$0.30
Quarter Ended June 30, 2024	$0.65	$0.10
Quarter Ended September 30, 2024	$1.13	$0.21
Quarter Ended December 31, 2024	$1.00	$0.60

Year Ended December 31, 2023
Quarter Ended March 31, 2023	$1.25	$0.76
Quarter Ended June 30, 2023	$1.05	$0.80
Quarter Ended September 30, 2023	$1.00	$0.52
Quarter Ended December 31, 2024	$0.84	$0.50

Holders

On March 31, 2025, the closing price of our stock was $0.78 per share and we had 653 stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Transfer Agent

The transfer agent of our common stock is Issuer Direct Corporation, having an office at One Glenwood Avenue, Suite 1001, Raleigh, NC 27603; their phone number is (801) 272-9294.

Dividend Policy

We paid no dividends during the years ended December 31, 2024 and 2023, and we do not expect to pay any cash dividends in the foreseeable future. We expect to retain any potential future earnings, if any, to fund our research and development efforts.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2024:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	510,513	(1)	–	(2)	1,137,409	(3)
Equity compensation plans not approved by stockholders	–		–		–
Total	510,513	(1)	–	(2)	1,137,409	(3)

 ______________________

(1)	Represents restricted stock units (“RSUs”) granted under our stockholder approved equity compensation plan referred to as the 2020 Omnibus Incentive Plan (“2020 Plan”).

(2)	Weighted-average exercise price is not shown as there is no exercise price for RSUs.

(3)	On the first anniversary date from the adoption date of the 2020 Plan (or on October 21, 2022), the total number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities, such as the shares issuable upon the conversion of convertible preferred stock, as calculated on an as-converted basis. On October 21, 2021, the number of shares reserved for issuance under the 2020 Plan increased to 1,661,966, of which, 1,137,409 are available for future issuance.

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

Overview

We are a development-stage biotechnology company focused on advancing and eventually commercializing immunotherapies for the treatment of cancer. We have historically advanced early-stage product candidates and we are pursuing new product candidates and platforms to build a new pipeline based on a deep understanding of immunotherapies.

Summary of Significant Events

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license the cowpea mosaic virus (“CPMV”) platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. On May 4, 2022, we entered into the license agreement with CWRU (“License Agreement”) pursuant to our rights granted under the License Option Agreement (see Note 6 to the accompanying audited consolidated financial statements). On March 22, 2024, we received a notice of termination from CWRU (see Note 6 to the accompanying consolidated financial statements). On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a reverse merger transaction, as further described below.

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

On July 6, 2022, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, Inc. (“Holocom”) pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock at a redemption price of $0.40 per share, provided Holocom has sufficient capital to redeem the underlying shares. As of December 31, 2023, we redeemed in aggregate, 2,100,000 shares of Series A Preferred Stock, in exchange for aggregate net proceeds received by us of $776,000 (see Note 4 to the accompanying consolidated financial statements). As of December 31, 2023, Holocom had no further obligations to us under the Redemption Agreement or any other arrangement and therefore there were no proceeds received during the year ended December 31, 2024.

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

If we enter into a definitive agreement under the terms of the Binding Term Sheet, our present stockholders will experience immediate substantial dilution and will not have control of our majority voting securities. In addition, if we do not receive shareholder approval for a possible transaction by Juen 30, 2025, as amended, we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. Currently, we and Oncotelic are continuing to pursue a potential transaction under the Binding Term Sheet although there are no guarantees we will enter into any definitive agreement. On December 31, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended to June 30, 2025.

On November 18, 2024, we entered into an unsecured convertible promissory note (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes. On December 4, 2024, the Company received $200,000 under the note purchase agreement and issued an unsecured convertible note bearing interest at a rate of 5% per annum that is due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. As of December 31, 2024, the Company has accrued $740 in interest that is included in other accrued expenses within the accompanying consolidated balance sheet.

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

2.	Income Taxes

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

Results of Operations

Years Ended December 31, 2024 and 2023

Research and Development Expenses

Research and development expenses of approximately $184,000 for the year ended December 31, 2024 are primarily related to salaries and related costs for personnel in research and development functions totaling $176,000. The decrease in research and development expenses of approximately $252,000 for the year ended December 31, 2024 as compared to the same prior year period was primarily due to a (i) decrease in payroll and related costs of approximately $193,000 due to a reduced time commitment by certain employees, (ii) a decrease in share-based compensation expense of approximately $17,000 as the majority of share-based awards have been fully expensed in prior periods, (iii) a decrease in consulting fees of approximately $39,000 due to a lower time commitment by our independent contractors, and (iv) a decrease in technology license maintenance fees of $3,000.

General and Administrative Expenses

General and administrative expenses of approximately $696,000 for the year ended December 31, 2024 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $581,000, accounting and filing fees of approximately $63,000, director and officer insurance of approximately $35,000, investor and public relation fees of approximately $5,000, and other expenses of approximately $11,000. The decrease in general and administrative expenses of approximately $269,000 for the year ended December 31, 2024 as compared to the same prior year period was primarily due to (i) decrease in payroll and related costs of approximately $208,000 due to a reduced time commitment by certain employees, (ii) a decrease in legal fees of approximately $49,000, (iii) a decrease in director and officer insurance of approximately $8,000, and (vi) a decrease of $4,000 in other miscellaneous corporate expenses.

Other Income (Expense)

Master Services Agreement with Oncotelic

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the year ended December 31, 2024, we earned $42,000 for advisory and related services which is recorded in other income in the accompanying consolidated statements of operations.

Gain on Sale of Holocom Preferred Stock

On July 6, 2022, we entered into a Redemption Agreement with Holocom, as amended on June 21, 2023, pursuant to which we requested full redemption of our 2,100,000 shares of Series A Preferred Stock of Holocom. During the year ended December 31, 2023, we received cash proceeds of $433,000 upon the redemption of 1,242,500 shares of Series A Preferred Stock. As of December 31, 2023, we received all proceeds under the Redemption Agreement, and therefore, there were no proceeds received during the year ended December 31, 2024.

Interest Income

Interest income of approximately $3,000 for the year ended December 31, 2023 is primarily related to interest earned and received on monthly past due redemption installments from Holocom under the Redemption Agreement.

Change in Valuation of Derivative Liability

The change in valuation of the derivative liability of approximately $47,000 for the year ended December 31, 2023 pertains to a decrease in the estimated fair value of the anti-dilution issuance rights pursuant to the Series B Preferred. There was no remaining anti-dilution issuance rights liability outstanding as of December 31, 2023 and therefore no change in value recognized during 2024.

Interest Expense and Accretion to Redemption Value on Convertible Notes

Interest expense of approximately $81,000 and $73,000 for the years ended December 31, 2024 and 2023, respectively, represents interest expense on convertible notes and loan payables.

Accretion to redemption value on convertible notes of approximately $1,000 and $16,000 for the years ended December 31, 2024 and 2023, respectively, pertains to the accretion of the convertible notes to their redemption value using the effective interest method. The Convertible Notes have been accreted to their full redemption value as of March 31, 2024.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of approximately $115,000. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Annual Report.

Our primary uses of capital to date are primarily related to payroll, consulting and related costs, corporate formation and ongoing public company expenses, audit fees, fees associated with license agreements, including patent-related expenses, and costs of the reverse merger. Pending our ability to identify new product candidates and license or acquire those rights, then on a go forward basis, we will need significant additional capital to support our research and development efforts, compensation and related expenses, and hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and to reduce our current liabilities. Pending our ability to identify new product candidates and license or acquire those rights, we would expect to incur substantial expenditures in the foreseeable future for the research and development of new potential product candidates, provided we are able to raise sufficient capital to advance these technologies and technologies under the Binding Term Sheet, as noted below.

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

If we enter into a definitive agreement under the terms of the Binding Term Sheet, our present stockholders will experience immediate substantial dilution and will not have control of our majority voting securities. In addition, if we do not receive shareholder approval for a possible transaction by Juen 30, 2025, as amended, we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. Currently, we and Oncotelic are continuing to pursue a potential transaction under the Binding Term Sheet although there are no guarantees we will enter into any definitive agreement. On December 31, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended to June 30, 2025.

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding with interest at 16% per annum. Amounts totaling $70,000 were received at various times throughout the year ended December 31, 2024. On December 12, 2024, we repaid the entire outstanding principal of $70,000 along with accrued interest of $6,214. As of December 31, 2024, there are no amounts due or outstanding under the convertible note purchase agreement with Oncotelic.

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the year ended December 31, 2024, we earned $42,000 for advisory and related services which is recorded in other income in the accompanying consolidated statements of operations.

On November 18, 2024, we entered into an unsecured convertible promissory note (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes. On December 4, 2024, the Company received $200,000 under the note purchase agreement and issued an unsecured convertible note bearing interest at a rate of 5% per annum that is due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in operating activities	$(241,159)	$(497,467)
Net cash provided by investing activities	–	433,000
Net cash provided by financing activities	200,000	–
Net decrease in cash and cash equivalents	$(41,159)	$(64,467)

Cash Flows From Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 consisted of our net loss of $921,983 offset by (i) non-cash interest expense of $73,533, (ii) non-cash share-based compensation expense of $4,867, (iii) the accretion to redemption value on convertible notes of $1,446, and (iv) a net change in operating assets and liabilities of $604,215 primarily due to an increase in accrued compensation of $582,741 and accounts payable of $16,387.

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

Cash Flows From Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 consisted of proceeds received from our redemption of Holocom’s Series A Preferred Stock of $433,000.

Cash Flows From Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 consisted of proceeds received from loan payable with an accredited investor totaling $200,000 (see Note 8 to the accompanying consolidated financial statements) and loan payable from Oncotelic totaling $70,000. The loan payable from Oncotelic totaling $70,000 was paid in full along with accrued interest on December 12, 2024. (see Note 13 to the accompanying consolidated financial statements).

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

Resignation of Auditors

On May 21, 2024, KMJ Corbin & Company LLP (“KMJ”) resigned as the Company’s independent registered public accounting firm because KMJ’s partners and professional staff joined Crowe LLP. The Company’s Audit Committee approved the resignation on the same day.

During the Company’s years ended December 31, 2023 and 2022 and the subsequent interim period through the date of resignation, there were no disagreements between the Company and KMJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KMJ, would have caused KMJ to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s consolidated financial statements.

The Company engaged Rose, Snyder & Jacobs LLP as its new independent registered public accounting firm on May 22, 2024.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control — Integrated Framework – 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Controls over Financial Reporting

Management has determined that, as of December 31, 2024, there were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

On June 14, 2021, by written consent of the holders of 80% of the voting power of our issued and outstanding capital stock (“Majority Shareholders”), the Majority Shareholders voted in favor of up to six directors to the Company’s Board of Directors (the “Board”) to serve until the first annual meeting of stockholders to occur following the first date on which our common stock is listed or quoted on a national securities exchange or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers, subject in each case to the terms and conditions of their respective offer letter or consulting agreement, serve at the discretion of the Board, and are appointed to serve by the Compensation Committee of the Board. The following table and text set forth below contain the names and ages of each person serving as our directors and/or executive officers as of December 31, 2024. The business address of each of the directors and executive officers is 9114 Adams Avenue, #202, Huntington Beach, California 92646.

Name	Age	Position and Term
Steven King	61	Director (since August 21, 2020); President and CEO (since August 31, 2020)
Robert Baffi, Ph.D.	70	Director (since July 15, 2021)
Robert Garnick, Ph.D.	76	Director (since August 21, 2020)
Paul Lytle	57	Director (since August 21, 2020); EVP, Chief Financial Officer, Corporate Secretary (since August 31, 2020)

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

The following biographical summaries set forth below contain certain information concerning the members of our Board of Directors and our executive officers as of December 31, 2024, including principal occupation, business experience, other directorships, and director qualifications. There is no blood or other familial relationship between or among our directors or executive officers.

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

Paul Lytle. Mr. Lytle was nominated to serve as a director on August 21, 2020, and was appointed Executive Vice President, Chief Financial Officer on August 31, 2020. Effective June 1, 2024, Mr. Lytle reduced his time commitment to part-time status to provide no more than 8 hours of service per month. Mr. Lytle has over 25 years of finance and accounting experience, including over 20 years of public company experience and CFO experience in the field of biotechnology and medical devices. Mr. Lytle currently serves as Chief Financial Officer of Actuate Therapeutics, Inc. since February 2024. Mr. Lytle previously served as Executive Vice President, Chief Financial Officer of Breathe Technologies, Inc. (“Breathe”), a private venture-backed medical device company with an approved portable ventilator, from September 2018 to December 2019. Prior to Breathe, Mr. Lytle served as Chief Financial Officer of Avid Bioservices, Inc. for 18 years, during which time the company advanced multiple products in oncology and infectious diseases, while starting and expanding its biomanufacturing business to over $55 million in revenue. Prior to joining Avid Bioservices, Mr. Lytle was employed by Deloitte.

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

Due to the Company’s size, its limited operations, and limited cash on hand during the year ended December 31, 2024, the Board of Directors were not actively engaged in all aspects each committee charter.

Director Independence

Under Nasdaq Marketplace Rule 5605(a)(2), a director will not be considered an “independent director” if, such director at any time during the past three years was an employee of the Company, or if a director (or a director’s family member) accepted compensation from the Company (other than compensation for board or board committee service) in excess of $120,000 during any twelve month period within the three years preceding the determination of independence. In addition, a director will not qualify as an “independent director” if, in the opinion of our Board of Directors, that person has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Dr. Baffi and Dr. Garnick are “independent directors” within the meaning of Nasdaq Marketplace Rule 5605(a)(2).

Certain Relationships

There are no family relationships between or among the Board or executive officers.

Annual Meeting Attendance

Our policy is to invite and encourage each member of our Board to be present at any annual meetings of stockholders. During the year ended December 31, 2024, there was no annual meeting of stockholders.

Director Compensation

We did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of our non-employee directors during the year ended December 31, 2024. In addition, we reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

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

Insider Trading Policy

While our Code of Business Conduct and Ethics strictly prohibits insider trading, we do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of directors, officers, and employees.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the year ended December 31, 2024.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to Mosaic ImmunoEngineering, Inc., 9114 Adams Avenue, #202, Huntington Beach, California 92646, Attention: Board of Directors. The Corporate Secretary reviews and forwards correspondence to the appropriate director or group of directors for response.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the compensation of the named executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Total Compensation ($)
Steven King, President and Chief	2024	$250,000	(1)(2)	$–	$–	$262,147
Executive Officer (“CEO”)	2023	$250,000	(1)	$–	$–	$267,844

Paul Lytle, EVP, Chief Financial	2024	$116,846	(1)(3)(4)	$–	$–	$136,371
Officer (“CFO”)	2023	$250,000	(1)	$–	$–	$295,526

(1)	Of such amount, Mr. King and Mr. Lytle have agreed to defer 85% of their base salary payable in cash until such a time that the Company is able to raise at least $4 million in funding.
(2)	Of the 15% to be paid in cash, $17,308 has been accrued and not paid as of December 31, 2024.
(3)	Of the 15% to be paid in cash, $8,862 has been accrued and not paid as of December 31, 2024.
(4)	Effective June 1, 2024, Mr. Lytle reduced his time commitment to the Company to part-time status to provide no more than eight (8) hours of service per month.

Outstanding Equity Awards

The following table sets forth certain information regarding unexercised stock options and unvested stock awards held by our named executive officers as of December 31, 2024:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Steven King	12/16/2020(1)	–	–	–	–	65,218	45,653
	12/16/2020(2)	–	–	–	–	43,479	30,435
Paul Lytle	12/16/2020(1)	–	–	–	–	42,392	29,674
	12/16/2020(2)	–	–	–	–	37,772	26,440

____________________

(1)	RSU award will vest 100% on the sooner of (i) August 31, 2026, provided the Company is listed on a national exchange such as the Nasdaq Stock Market prior to August 31, 2026 (ii) upon a merger or acquisition of the Company, provided the holder agrees to accept the underlying shares in writing, or (iii) upon the holders last date of employment, provided the holder agrees to accept the underlying shares in writing.
(2)	RSU award will vest 100% on the sooner of (i) August 31, 2027, provided the Company is listed on a national exchange such as the Nasdaq Stock Market prior to August 31, 2027 (ii) upon a merger or acquisition of the Company, provided the holder agrees to accept the underlying shares in writing, or (iii) upon the holders last date of employment, provided the holder agrees to accept the underlying shares in writing.
(3)	Market value is calculated based on the closing price of our common stock of $0.70 per share on December 31, 2024, times the number of shares subject to the RSU award. Each RSU represents the contingent right to receive, upon vesting, one share of our common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership

The following table sets forth information, as of March 31, 2025, regarding the beneficial ownership of our common stock and Series B Preferred by:

•	Each person known by us to be a beneficial owner of more than five percent (5%) of our outstanding common stock;
•	each person known by us to be a beneficial owner of more than five percent (5%) of our Series B Preferred Stock;
•	each of our directors;
•	each of our named executive officers; and
•	all current directors and named executive officers as a group.

The amounts and percentage of common stock and Series B Preferred beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 31, 2025, including, but not limited to, any right to acquire the security upon vesting of a restricted stock units (“RSUs”) or through the exercise of any option or warrant or through the conversion of a security. Any securities not outstanding that are subject to outstanding RSUs, options, warrants or other convertible securities shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by that person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

Unless otherwise indicated, each person named below holds sole investment and voting power, other than the powers that may be shared with the person’s spouse under applicable law. Unless otherwise noted below, each individual’s address is 9114 Adams Avenue, #202, Huntington Beach, California 92646.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)	Percent of Class (1)
Common Stock, $0.00001 par value:
	Nicole Steinmetz, Ph.D. (2)	2,224,614	30.66%
	Steven King (3)	1,666,236	22.93%
	Paul Lytle	1,641,252	22.66%
	Case Western Reserve University (4)	802,786	9.98%
	Steven Fiering, Ph.D.	570,870	7.88%
	Robert Garnick, Ph.D. (5)	550,465	7.40%
	Robert A. Baffi, Ph.D. (5)	193,671	2.60%

	All officers and directors as a group	4,051,624	44.1%
	(four individuals in total)

Series B Preferred, $0.00001 par value:
	Case Western Reserve University 10900 Euclid Avenue Adelbert Hall, Suite 4 Cleveland, OH 44106-7014	70,000	100.0%

_____________

* Represents less than 1%

(1)	Applicable percentage ownership of common stock computed on the basis of 7,242,137 shares of common stock and 70,000 shares of Series B Preferred outstanding at March 31, 2025.
(2)	Includes 570,870 shares of common stock held by spouse and 12,492 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.
(3)	Includes 24,984 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.
(4)	Represents the conversion of 70,000 shares of our Series B Preferred, whereby each share of the Series B Preferred shall initially convert into 11.46837 shares of common stock of the Company.
(5)	Includes 193,671 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the year ended December 31, 2024, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest.

Notwithstanding the foregoing, during April 2021, we entered into consulting agreements (retroactive to September 1, 2020) with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Jonathan Pokorski, Ph.D. (Dr. Steinmetz’s spouse), and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms. During the year ended December 31, 2023, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $20,000, $10,000 and $500, respectively, included in research and development expenses in the accompanying consolidated financial statements. During the year ended December 31, 2024, we did not incur any related party consulting expenses. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for year ended December 31, 2024 or 2023 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table presents fees for professional services rendered by KMJ Corbin & Company LLP (“KMJ”) and Rose, Snyder & Jacobs LLP (“RSJ”) for the audit of the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023 and fees billed for other services rendered for those periods.

In May 2024, the partners and professional staff of KMJ joined Crowe LLP (“Crowe”). The Company continued to receive services from KMJ until it resigned as the Company’s independent registered public accounting firm. In connection with the resignation of KMJ, the Company selected RSJ to serve as the Company’s independent registered public accounting firm effective May 10, 2024 for the fiscal year ended December 31, 2024.

Fees paid to Rose, Snyder & Jacobs LLP were as follows:

Year Ended December 31, 2024
Audit fees (1)	$49,500
Audit-related fees (2)	–
Tax fees (3)	–
All other fees	–
Total fees	$49,500

Fees paid to KMJ Corbin & Company LLP were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit fees (1)	$10,700	$42,680
Audit-related fees (2)	–	–
Tax fees (3)	4,500	4,500
All other fees	–	–
Total fees	$15,200	$47,180

_______________

(1)	Audit fees pertain to the aggregate fees by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, such as registration statements.
(2)	This category of services would include, among others: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	This category consists of fees for professional services rendered for tax compliance and tax advice.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this Report on Form 10-K:

1.	Financial Statements. The consolidated financial statements of Mosaic ImmunoEngineering, Inc. filed as part of this Report are listed on the Index to Financial Statements on page F-1.

2.

Financial Statement Schedules.

All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.

3.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008)
3.1	Amended and Restated Certificate of Incorporation of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2020).
3.2	Amended and Restated Bylaws of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 1, 2020).
3.3.1	Certificate of Designation of Series A Convertible Voting Preferred Stock (“Series A Preferred”) (incorporated by reference to Exhibit 3.3.9 to Form 8-K filed on August 25, 2020).
3.3.2	Certificate of Designation of Series B Convertible Voting Preferred Stock (“Series B Preferred”) (incorporated by reference to Exhibit 3.3.10 to Form 8-K filed on August 25, 2020).
3.3.3	Investor Rights Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.11 to Form 8-K filed on August 25, 2020).
3.3.4	Voting Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.12 to Form 8-K filed on August 25, 2020).
4.1	Specimen of Common Stock Certificate of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on December 1, 2020)
4.2+	2020 Omnibus Incentive Plan of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Appendix C to our Information Statement on Schedule 14C filed with the SEC on November 2, 2020).
10.1	Stock Purchase Agreement dated August 19, 2020 among Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.), PTSC Sub One Inc., private Mosaic ImmunoEngineering, Inc., certain stockholders of private Mosaic ImmunoEngineering, Inc. set forth therein, and Steven King (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 25, 2020).
10.2	Materials Transfer, Evaluation and Exclusion Option Agreement dated July 1, 2020 between Company and Case Western Reserve University (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on October 15, 2020).
10.3+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Steven King (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on December 29, 2020)

Exhibit Number	Description
10.4+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Paul Lytle (incorporated by reference to Exhibit 10. 4 to Form 10-Q filed on December 29, 2020)
10.5	Code of Business Conduct and Ethics, as adopted on November 3, 2020 (incorporated by reference to Exhibit 10.5 to Form 10-KT filed on March 2, 2021)
10.6+	Form of Incentive Stock Option Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-KT filed on March 2, 2021)
10.7+	Form of Non-Qualified Stock Option Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-KT filed on March 2, 2021)
10.8+	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-KT filed on March 2, 2021)
10.9+	Form of Restricted Stock Unit Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 10-KT filed on March 2, 2021)
10.10+	Form of Stock Appreciation Rights Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 10-KT filed on March 2, 2021)
10.11+	Form of Indemnification Agreement by and between the Company and the Officers and Board of Directors of the Company (incorporated by reference to Exhibit 10.11 to Form 10-KT filed on March 2, 2021)
10.12+	Consulting agreement signed April 29, 2021 by and between Registrant and Dr. Nicole Steinmetz (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2021)
10.13	Form of Convertible Note Purchase Agreement dated May 7, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 10, 2021)
10.14	Form of Convertible Note Purchase Agreement dated February 18, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 22, 2022)
10.15	Redemption Agreement by and between Mosaic ImmunoEngineering, Inc. and Holocom, Inc. dated July 6, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 12, 2022)
10.16**	License Agreement by and between Mosaic ImmunoEngineering, Inc. and Case Western Reserve University dated May 4, 2022 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 4, 2022)
21.1*	List of subsidiaries of the Company
23.1*	Consent of Rose, Snyder & Jacobs LLP, Independent Registered Public Accounting Firm
23.2*	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm
24*	Power of Attorney (included on signature page of this Annual Report)
31.1*	Certification of Steven King, President and Chief Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1*	Certification of Steven King, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

____________

*	Filed herewith.
**	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2025	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

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

Signature	Title	Date

/s/ Steven King	President and Chief Executive Officer, Director
Steven King	Principal Executive Officer	April 15, 2025

/s/ Paul Lytle	EVP, Chief Financial Officer, Director
Paul Lytle	(Principal Financial and Accounting Officer)	April 15, 2025

/s/ Robert Baffi, Ph.D.
Robert Baffi, Ph.D.	Director	April 15, 2025

/s/ Robert Garnick, Ph.D.
Robert Garnick, Ph.D.	Director	April 15, 2025

Mosaic ImmunoEngineering, Inc.

Index to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mosaic ImmunoEngineering, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mosaic ImmunoEngineering, Inc. and Subsidiaries (the Company) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations, and has a working capital deficit as of December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) “PCAOB” and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2024

Encino, California

April 15, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Mosaic ImmunoEngineering, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mosaic ImmunoEngineering, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

KMJ Corbin & Company LLP

We served as the Company’s auditor from 2020 to 2024.

Glendora, California

April 15, 2024

Mosaic ImmunoEngineering, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$115,019	$156,178
Prepaid expenses and other current assets	26,592	23,355
Total current assets	141,611	179,533
Total assets	$141,611	$179,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$134,865	$118,478
Accrued compensation	3,767,652	3,184,911
Accrued consulting	787,903	787,903
Accrued expenses and other	646,850	641,763
Loan payable	200,000	–
Total current liabilities	5,537,270	4,733,055

Convertible notes, net	1,392,515	1,317,536

Total liabilities	6,929,785	6,050,591

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,242,137 shares issued and outstanding	72	72
Additional paid-in capital	2,050,073	2,045,206
Accumulated deficit	(8,838,320)	(7,916,337)
Total stockholders’ deficit	(6,788,174)	(5,871,058)
Total liabilities and stockholders’ deficit	$141,611	$179,533

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$183,867	$435,449
General and administrative	695,788	964,319
Total operating expenses	879,655	1,399,768

Loss from operations	(879,655)	(1,399,768)

Other income (expense):
Gain on redemption of preferred stock of Holocom	–	433,000
Other income	42,000	–
Interest income	5	3,408
Change in valuation of derivative liability	–	46,700
Interest expense on loan payable	(6,954)	–
Non-cash interest expense on convertible notes	(73,533)	(73,333)
Accretion to redemption value on convertible notes	(1,446)	(15,842)
Total other income, net	(39,928)	393,933

Loss before provision for income taxes	(919,583)	(1,005,835)

Provision for income taxes	2,400	2,400

Net loss	$(921,983)	$(1,008,235)

Basic loss per common share	$(0.13)	$(0.14)
Diluted loss per common share	$(0.13)	$(0.14)

Weighted average number of common shares outstanding – basic and diluted	7,236,447	7,236,447

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Year Ended December 31, 2024

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2023	–	$–	70,000	$1	7,242,137	$72	$2,045,206	$(7,916,337)	$(5,871,058)

Share-based compensation	–	–	–	–	–	–	4,867	–	4,867

Net loss	–	–	–	–	–	–	–	(921,983)	(921,983)

Balances, December 31, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,838,320)	$(6,788,174)

For the Year Ended December 31, 2023

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2023	–	$–	70,000	$1	7,241,137	$72	$2,023,271	$(6,908,102)	$(4,884,758)

Share-based compensation	–	–	–	–	–	–	21,935	–	21,935

Net loss	–	–	–	–	–	–	–	(1,008,235)	(1,008,235)

Balances, December 31, 2023	–	$–	70,000	$1	7,242,137	$72	$2,045,206	$(7,916,337)	$(5,871,058)

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(921,983)	$(1,008,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,867	21,935
Gain on redemption of preferred stock of Holocom	–	(433,000)
Change in fair value of derivative liability	–	(46,700)
Non-cash interest on convertible notes	73,533	73,333
Accretion to redemption value on convertible notes	1,446	15,842
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,237)	17,277
Accounts payable	16,387	(14,986)
Accrued compensation	582,741	785,779
Accrued consulting	–	34,333
Accrued expenses and other	5,087	56,955
Net cash used in operating activities	(241,159)	(497,467)

Investing activities:
Proceeds from redemption of preferred stock of Holocom	–	433,000
Net cash provided by investing activities	–	433,000

Financing activities:
Proceeds from the issuance of loans payable	270,000	–
Payments on loan payables	(70,000)	–
Net cash provided by financing activities	200,000	–

Net change in cash and cash equivalents	(41,159)	(64,467)

Cash and cash equivalents, beginning of period	156,178	220,645

Cash and cash equivalents, end of period	$115,019	$156,178

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$2,400
Cash paid for interest on loan payable	$6,214	$–

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

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

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2024, the Company had cash and cash equivalents of $115,019 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Annual Report on Form 10-K.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

Cash and Cash Equivalents

We consider all highly liquid investments acquired with a maturity of three months or less from the purchase date to be cash equivalents.

Investment in Affiliated Company

In February 2007, we invested an aggregate of $370,000 in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks, in exchange for 2,100,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), which represented an approximate 46% ownership interest in Holocom, on an as-converted basis. Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom. On July 6, 2023, we entered into a redemption agreement (the “Redemption Agreement”) with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock at a redemption price equal to $0.40 per share or $840,000 in aggregate. We recognized the initial and monthly redemption of shares of Series A Preferred Stock using a cash basis of accounting rather than an accrual method as we were unable to assert that collection of amounts due under the Redemption Agreement was probable, regardless of the terms of the Redemption Agreement (see Note 4).

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts payable, derivative liability, accrued compensation, accrued consulting, accrued expenses and other, loan payable, and convertible notes. The carrying value of these financial instruments, except for the derivative liability and convertible notes, approximates fair value because of the immediate or short-term maturity of the instruments. We record the derivative liability at fair value (see Note 3). The convertible notes are initially recorded at their amortized cost and are accreted to their redemption value over the estimated conversion period using the effective interest method (see Note 7).

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

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

Share-Based Compensation

We account for restricted stock units (“RSUs”) and other share-based awards granted under our equity compensation plan in accordance with the authoritative guidance for share-based compensation. The fair value of RSUs is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. At December 31, 2024 and 2023, there were no outstanding share-based awards with market or performance conditions.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

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

The following table presents common share equivalents excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2024 and 2023, as the effect of their inclusion would have been anti-dilutive during periods of net loss:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Convertible Notes	1,125,716	1,054,508
Series B Preferred	802,786	802,786
Unvested RSUs	510,513	541,957
Total	2,439,015	2,399,251

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Updates (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance simplifies the accounting for certain financial instruments, eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. It also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The guidance is effective for public business entities that meet the definition of a Securities and Exchange Commission filer, excluding entities eligible to be smaller reporting companies as defined by the Securities and Exchange Commission, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the guidance as of January 1, 2024, which had no impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance includes the requirements that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, the title and position of the chief operating decision maker, and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the guidance and all existing segment disclosures in ASC 280, Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in the guidance retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the guidance as of January 1, 2024 with no material impact on the Company’s consolidated financial statements upon adoption, as further described in Note 14.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

Recently Issued Accounting Standards Not Yet Adopted

As of December 31, 2024, there are no recently issued accounting standards not yet adopted that may have a material effect on the Company’s consolidated financial statements other than as follows:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes the requirement that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received) and requires that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Lastly, the guidance eliminates the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact that this guidance may have on its consolidated financial statements.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2024 and 2023:

		Fair Value Measurements at December 31, 2024 Using
	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$115,019	$115,019	$–	$–
Total assets	$115,019	$115,019	$–	$–

		Fair Value Measurements at December 31, 2023 Using
	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$156,178	$156,178	$–	$–
Total assets	$156,178	$156,178	$–	$–

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

On July 6, 2023, we entered into the Redemption Agreement with Holocom, pursuant to which we requested full redemption of our Series A Preferred Stock. Pursuant to the Redemption Agreement, we received cash proceeds in the amount of $336,000 upon the redemption of 840,000 shares of Series A Preferred Stock in July 2023 with the remaining shares of Series A Preferred Stock were to be redeemed over a period of thirty (30) months beginning August 1, 2023 based on the following redemption schedule:

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

During the year ended December 31, 2023, we received aggregate proceeds of $433,000 in exchange for 1,242,500 shares of Series A Preferred Stock, respectively. As of December 31, 2023, we redeemed in aggregate, 2,100,000 shares of Series A Preferred Stock, in exchange for aggregate net proceeds received by us of $776,000. As of December 31, 2023, Holocom had no further obligations to us under the Redemption Agreement or any other arrangement.

5.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	430,873	430,873
Other accrued expenses	38,733	33,646
Total accrued expenses and other current liabilities	$646,850	$641,763

In September 2008, PTSC acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with the acquisition of Crossflo by PTSC, we have accrued $177,244 that could be payable to Crossflo investors.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

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

Under the License Option Agreement, we issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred.

On May 4, 2022 we exercised our rights under the License Option Agreement and entered into a license agreement with CWRU (“License Agreement”). Pursuant to the terms of the License Agreement, we agreed to pay CWRU for each licensed product used in human applications (i) development milestones of up to $1.8 million in aggregate dependent upon the progress of clinical trials, regulatory approvals, and initiation of product launch, (ii) tiered royalty on net sales beginning in the mid-single digits, (iii) annual minimum royalty of $10,000 beginning on the second anniversary date of the Agreement with the minimum amount rising based on net sales of the licensed product, and (iv) a declining percentage of all non-royalty sublicensing income based on the escalating stage of development upon a sublicensing event, if applicable. In addition, we agreed to pay CWRU for each licensed product used in veterinarian applications (i) a tiered royalty on net sales beginning in the low single digits and (ii) a declining percentage of all non-royalty sublicensing income based on the escalating stage of development upon a sublicensing event, if applicable.

In addition, we are responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the years ended December 31, 2024 and 2023, we incurred $0 and $42,467, respectively, in patent legal fees associated with the License Agreement, which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Due to our limited cash position, we did not pay amounts owed to CWRU and on March 22, 2024, we received a notice of termination from CWRU to terminate the License Agreement effective on the notice date. As of December 31, 2024 and 2023, we have accrued $406,973 in accrued patent fees under the License Agreement.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

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

During the years ended December 31, 2024 and 2023, we incurred $0 and $6,200, respectively, in intellectual property costs associated with the license agreements with UC San Diego, which amount is included in general and administrative expense in the accompanying consolidated statements of operations. In addition, for the years ended December 31, 2024 and 2023, we expensed $7,000 and $10,000, respectively, in aggregate associated with annual maintenance fees under the two license agreements with UC San Diego, which amount is included in research and development expense in the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, we have accrued $40,900 and $33,900, respectively, in accrued expenses under the license agreements with UC San Diego.

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

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the years ended December 31, 2024 and 2023, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $73,533 and $73,333, respectively.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of December 31, 2024, the principal amount of Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

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

In addition, in the event of a corporate transaction covering the sale of all or substantially all of the Company’s assets, or merger or consolidation with or into another entity, or change in ownership of at least 50% in voting securities of the Company, the holder of the Convertible Note may elect that either: (a) the Company pay the holder of such Convertible Note an amount equal to the sum of (i) all accrued and unpaid interest due on such Convertible Note and (ii) one and one-half (1.5) times the outstanding principal balance of such Convertible Note; or (b) such Convertible Note will convert into that number of conversion shares equal to the quotient obtained by dividing (i) the outstanding principal balance and unpaid accrued interest of such Convertible Note on the date of conversion by (ii) the May or February Conversion Price, as applicable. In connection with the potential transaction with Oncotelic Therapeutics, Inc. (see Note 13), we received a one-time waiver from the convertible noteholders representing approximately 96% of the principal balance of the Convertible Notes, that no payments of principal and interest would be due under the proposed transaction with Oncotelic Therapeutics, Inc.

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and were being accreted to their redemption value of $1,145,790 (“Redemption Value”) over the estimated conversion period using the effective interest method. During the years ended December 31, 2024 and 2023, the Company recorded $1,446 and $15,842, respectively, in accretion to redemption value on the Convertible Notes. The Convertible Notes have been accreted to their full Redemption Value as of March 31, 2024.

8.        Note Payable

On November 18, 2024, we entered into an unsecured convertible promissory note (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes. On December 4, 2024, the Company received $200,000 under the note purchase agreement and issued an unsecured convertible note bearing interest at a rate of 5% per annum that is due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. As of December 31, 2024, the Company has accrued $740 in interest that is included in other accrued expenses within the accompanying consolidated balance sheet.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

9.        Stockholders’ Equity (Deficit) and Share-Based Compensation

Stockholders’ Equity (Deficit)

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). We designated 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and designated and issued 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”). As of December 31, 2024 and 2023, there are no shares of Series A Preferred outstanding and 70,000 shares of Series B Preferred outstanding.

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of December 31, 2024, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 510,513 were subject to outstanding RSUs and 1,137,409 shares were available for future grants of share-based awards.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the years ended December 31, 2024 and 2023 was comprised of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Research and development	$4,867	$21,935
General and administrative	–	–
Total	$4,867	$21,935

The following summarizes our transaction activity related to RSUs for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	541,957	$3.01
Granted	–	–
Vested	–	–
Forfeited	(31,444)	(3.21)
Nonvested at December 31, 2024	510,513	$3.00

As of December 31, 2024, there was no unrecognized compensation cost related to RSUs. As of December 31, 2024, 14,044 RSUs have vested under the 2020 Plan since its adoption.

10.        Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Current:
Federal	$–	$–
State	2,400	2,400
Total current	2,400	2,400

Deferred:
Federal	–	–
State	–	–
Total deferred	–	–

Total provision	$2,400	$2,400

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

The reconciliation of the effective income tax rate to the Federal statutory rate for the years ended December 31, 2024 and 2023 is as follows:

	December 31, 2024		December 31, 2023
Statutory federal income tax rate	21.00%		21.00%
State income tax rate, net of Federal effect	(0.21%	)	(0.19%	)
Fair market value of derivative liability	0.00%		0.98%
Other	(2.34%	)	(0.33%	)
Change in valuation allowance	(18.71%	)	(21.76%	)
Effective income tax rate	(0.26%	)	(0.30%	)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets (liabilities):
State taxes	$504	$504
Accrued expenses	1,494,515	1,313,837
Investment in affiliated company	(6,701)	(6,701)
Share-based compensation expense	456,105	484,819
Impairment of note receivable	215,261	215,261
Capitalized research and development expenses	62,091	103,604
382 limited net operating loss carryforwards	597,262	597,262
Net operating loss carryforwards	685,824	442,275
Valuation allowance	(3,504,861)	(3,150,861)
Net deferred tax asset	$–	$–

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $4,860,000 and $2,968,000 at December 31, 2024, respectively, of which approximately $2,647,000 and $468,000, respectively, are subject to a limitation under IRS Section 382. Approximately $4,486,000 of the federal net operating losses can be carried forward indefinitely with $2,273,000 subject to a limitation under IRS Section 382. The remaining $374,000 of federal net operating losses will expire from 2025 through 2036. The state net operating losses will expire from 2028 through 2042.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of December 31, 2024, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2019 through December 31, 2024, and we are subject to state and local income tax examinations for the tax years May 31, 2021 through December 31, 2024 due to the carryover of net operating losses.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the year ended December 31, 2024 and 2023.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

11.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of December 31, 2024, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Operating Lease

We have no lease obligations as of December 31, 2024 and there was no rent expense for the years ended December 31, 2024 and 2023. Employees are working from home offices at no cost to the Company.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

12.        Related Parties

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

During the year ended December 31, 2024, we did not incur any related party consulting expenses. During the year ended December 31, 2023, we incurred related party consulting expenses for Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering in the aggregate amount of $20,000, $10,000 and $500, respectively, included in research and development expenses in the accompanying consolidated financial statements. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the years ended December 31, 2024 and 2023 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of December 31, 2024 and 2023, we have accrued $264,375 in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying consolidated balance sheets.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

13.        Oncotelic Therapeutics, Inc. (“Oncotelic”)

In an effort to establish a new product pipeline, on April 26, 2024, we entered into a Binding Term Sheet with Oncotelic pursuant to which we intend to acquire (i) certain rights to Oncotelic’s clinical stage necroptosis cancer therapies associated with its vascular disruptive agents (“VDAs”) and related regulatory and clinical packages, and (ii) non-exclusive access to its proprietary Artificial Intelligence (“AI”) technologies for identifying immunotherapy combinations, in exchange for the issuance of shares of our common stock valued at $15.0 million upon execution of the definitive agreement (representing 47,923,322 shares of our common stock), or a combination of common stock and preferred stock to be determined by the parties, along with additional milestones allowing Oncotelic to earn up to an additional $15.0 million in shares of common stock that would be valued at the time of issuance, if earned. Pursuant to the Binding Term Sheet, we and Oncotelic agreed to negotiate in good faith towards the execution of a definitive agreement and the closing of the transaction by June 30, 2025, as amended, which is subject to customary due diligence and other conditions, including us obtaining shareholder approval for the transaction and receiving waivers from our holders of Convertible Notes representing at least 90% of the principal amount outstanding from any payment that would become due and payable upon a corporate transaction as contemplated under the Binding Term Sheet (see Note 7).

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

If we enter into a definitive agreement under the terms of the Binding Term Sheet, our present stockholders will experience immediate substantial dilution and will not have control of our majority voting securities. In addition, if we do not receive shareholder approval for a possible transaction by Juen 30, 2025, as amended, we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. Currently, we and Oncotelic are continuing to pursue a potential transaction under the Binding Term Sheet although there are no guarantees we will enter into any definitive agreement. On December 31, 2024, the expiration date to enter into a possible transaction with Oncotelic was extended to June 30, 2025.

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding with interest at a rate of 16% per annum. Amounts totaling $70,000 were received at various times throughout the year ended December 31, 2024. On December 12, 2024, we repaid the entire outstanding principal of $70,000 along with accrued interest of $6,214. As of December 31, 2024, there are no amounts due or outstanding under the convertible note purchase agreement with Oncotelic

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the year ended December 31, 2024, we earned $42,000 for advisory and related services which is recorded in other income in the accompanying consolidated statement of operations.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023 (continued)

14. Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s primary focus is on research and development of immunotherapies with broad potential to treat cancer. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its President and Chief Executive Officer, who reviews and evaluates consolidated net loss for purposes of making operating decisions.

15. Subsequent Events

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

