Form 10-Q
period 2025-09-30
Mosaic ImmunoEngineering Inc.
filed 2025-11-19
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On November 19, 2025, 7,242,137 shares of common stock, par value $0.00001 per share, were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$31,761	$115,019
Prepaid expenses and other current assets	23,537	26,592
Total current assets	55,298	141,611
Total assets	$55,298	$141,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$133,759	$134,865
Accrued compensation	4,135,109	3,767,652
Accrued consulting	787,903	787,903
Accrued expenses and other	658,047	646,850
Loan payable	200,000	200,000
Total current liabilities	5,914,818	5,537,270

Convertible notes, net	1,447,363	1,392,515

Total liabilities	7,362,181	6,929,785

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,242,137 shares issued and outstanding	72	72
Additional paid-in capital	2,050,073	2,050,073
Accumulated deficit	(9,357,029)	(8,838,320)
Total stockholders’ deficit	(7,306,883)	(6,788,174)
Total liabilities and stockholders’ deficit	$55,298	$141,611

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Operating expenses:
Research and development	$16,039	$39,599	$47,848	$167,617
General and administrative	128,319	146,831	420,138	561,881
Total operating expenses	144,358	186,430	467,986	729,498

Loss from operations	(144,358)	(186,430)	(467,986)	(729,498)

Other income (expense):
Other income	–	21,000	14,000	21,000
Interest income	1	–	5	4
Interest expense on loan payable	(2,521)	(2,817)	(7,480)	(3,950)
Non-cash interest expense on convertible notes	(18,483)	(18,483)	(54,848)	(55,049)
Accretion to redemption value on convertible notes	–	–	–	(1,446)
Total other income (expense), net	(21,003)	(300)	(48,323)	(39,441)

Loss before provision for income taxes	(165,361)	(186,730)	(516,309)	(768,939)

Provision for income taxes	–	–	2,400	–

Net loss	$(165,361)	$(186,730)	$(518,709)	$(768,939)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.07)	$(0.11)

Weighted average number of common shares outstanding – basic and diluted	7,236,447	7,236,447	7,236,447	7,236,447

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended September 30, 2025

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2025	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(9,191,668)	$(7,141,522)

Net loss	–	–	–	–	–	–	–	(165,361)	(165,361)

Balances, September 30, 2025	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(9,357,029)	$(7,306,883)

For the Three Months Ended September 30, 2024

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,498,546)	$(6,448,400)

Net loss	–	–	–	–	–	–	–	(186,730)	(186,730)

Balances, September 30, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,685,276)	$(6,635,130)

For the Nine Months Ended September 30, 2025

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2025	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,838,320)	$(6,788,174)

Net loss	–	–	–	–	–	–	–	(518,709)	(518,709)

Balances, September 30, 2025	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(9,357,029)	$(7,306,883)

For the Nine Months Ended September 30, 2024

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2024	–	$–	70,000	$1	7,242,137	$72	$2,045,206	$(7,916,337)	$(5,871,058)

Share-based compensation	–	–	–	–	–	–	4,867	–	4,867

Net loss	–	–	–	–	–	–	–	(768,939)	(768,939)

Balances, September 30, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,685,276)	$(6,635,130)

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(518,709)	$(768,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	–	4,867
Non-cash interest on convertible notes	54,848	55,049
Interest expense on loan payable	–	3,950
Accretion to redemption value on convertible notes	–	1,446
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,055	(10,859)
Accounts payable	(1,106)	25,140
Accrued compensation	367,457	456,939
Accrued expenses and other	11,197	11,965
Net cash used in operating activities	(83,258)	(220,442)

Financing activities:
Proceeds from issuance of loan payable	–	70,000
Net cash provided by financing activities	–	70,000

Net change in cash and cash equivalents	(83,258)	(150,442)

Cash and cash equivalents, beginning of period	115,019	156,178

Cash and cash equivalents, end of period	$31,761	$5,736

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2025

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this Quarterly Report on Form 10-Q ("Report" or “Quarterly Report”) refer to Mosaic ImmunoEngineering, Inc. and its subsidiaries.

1.	Organization and Business

Organization

Mosaic ImmunoEngineering, Inc. (the “Company,” “Mosaic,” “we,” “us,” or “our”) is a corporation organized under Delaware law on March 24, 1992. We are a development-stage biotechnology company focused on advancing and eventually commercializing cancer therapies. We have historically advanced early-stage product candidate and we are pursuing new product candidates and platforms to expand.

The Company has two inactive wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company, a corporation organized under Delaware law on March 30, 2020 and Patriot Data Solutions Group, Inc.

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2025, the Company had cash and cash equivalents of $31,761 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2025, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Adopted Accounting Standards

There have been no additional accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) during the three and nine months ended September 30, 2025, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, that the Company believes are of significance or potential significance to the Company.

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

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	430,873	430,873
Other accrued expenses	49,930	38,733
Total accrued expenses and other current liabilities	$658,047	$646,850

In September 2008, we acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with the acquisition of Crossflo, we have accrued $177,244 that could be payable to Crossflo investors.

5.	License Agreements

License Option Agreement and License Agreement with CWRU

On July 1, 2020, we signed a License Option Agreement with CWRU, granting the Company the exclusive right to license certain technology covering an immunotherapy platform technology to treat and prevent cancer in humans and for veterinary use. On May 4, 2022, we exercised our rights under the License Option Agreement and entered into a license agreement with CWRU (“License Agreement”). On March 22, 2024, we received a notice of termination from CWRU to terminate the License Agreement effective on the notice date. As of September 30, 2025 and December 31, 2024, we have accrued $406,973 in accrued patent fees under the License Agreement.

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

During the three and nine months ended September 30, 2025 and 2024, we did not incur any intellectual property costs associated with the license agreements with UC San Diego.

As of September 30, 2025 and December 31, 2024, we have accrued $40,900 in accrued expenses under the license agreements with UC San Diego.

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

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the three and nine months ended September 30, 2025, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,483 and $54,848, respectively. During the three and nine months ended September 30, 2024, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $18,483 and $55,049, respectively.

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of September 30, 2025, the principal amount of the Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

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

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and are being accreted to their redemption value of $1,145,790 (“Redemption Value”) over the estimated conversion period ending September 30, 2025 using the effective interest method. During the three and nine months ended September 30, 2024, the Company recorded $0 and $1,446, respectively, in accretion to redemption value on the Convertible Notes. The Convertible Notes have been accreted to their full Redemption Value as of March 31, 2024.

7.	Note Payable

On November 18, 2024, we entered into an unsecured convertible promissory note (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes. On December 4, 2024, the Company received $200,000 under the note purchase agreement and issued an unsecured convertible note bearing interest at a rate of 5% per annum that is due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. During the three and nine months ended September 30, 2025, the Company recorded interest expense on the note payable of $2,521 and $7,480, respectively. As of September 30, 2025 and December 31, 2024, the Company has accrued $8,220 and $740, respectively, in interest that is included in other accrued expenses within the accompanying unaudited condensed consolidated balance sheet.

8.	Stockholders’ Equity and Share-Based Compensation

Stockholders’ Equity (Deficit)

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). We designated 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and designated and issued 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”). As of September 30, 2025 and December 31, 2024, there are no shares of Series A Preferred outstanding and 70,000 shares of Series B Preferred outstanding.

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

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of September 30, 2025, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 395,157 were subject to outstanding RSUs and 1,266,809 shares were available for future grants of share-based awards.

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. There was no share-based compensation expense for the three months ended September 30, 2025 and 2024. Share-based compensation expense for the nine months ended September 30, 2025 and 2024 was comprised of the following:

	For the Nine Months Ended September 30,
	2025	2024
Research and development	$–	$4,867
General and administrative	–	–
Total	$–	$4,867

The following summarizes our transaction activity related to RSUs for the Nine Months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested and outstanding at January 1, 2025	510,513	$3.00
Granted	–	$–
Vested	–	$–
Forfeited	(115,356)	$2.57
Nonvested and outstanding at September 30, 2025	395,157	$3.12

As of September 30, 2025, there was no unrecognized compensation cost related to RSUs. As of September 30, 2025, 14,044 RSUs have vested under the 2020 Plan since its adoption.

9.	Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of September 30, 2025, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Operating Lease

We have no lease obligations as of September 30, 2025 and there was no rent expense for the three and nine months ended September 30, 2025 and 2024. Employees are working from home offices at no cost to the Company.

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

During the three and nine months ended September 30, 2025 and 2024, we did not incur any related party consulting expenses. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the three and nine months ended September 30, 2025 and 2024 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of September 30, 2025 and December 31, 2024, we have accrued $264,375 in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying unaudited condensed consolidated balance sheets.

In addition, on May 7, 2021, we entered into convertible note purchase agreements with five (5) accredited investors, including three (3) members of our Board of Directors that participated on the same terms as other accredited investors, in the aggregate principal amount of $575,000. Of such amount, three former members of our Board invested $225,000 in aggregate (see Note 6).

Moreover, on February 18, 2022, we entered into convertible note purchase agreements with sixteen (16) accredited investors, including five (5) members of our Board that participated on the same terms as other accredited investors, in the aggregate principal amount of $341,632. Of such amount, one current members of our Board and four former members of our Board invested $155,000 in aggregate (see Note 6).

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

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding with interest at a rate of 16% per annum. On December 12, 2024, we repaid the entire outstanding principal of $70,000 along with accrued interest of $6,214. As of December 31, 2024, there are no amounts due or outstanding under the convertible note purchase agreement with Oncotelic

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. For the three and nine months ended September 30, 2025, we earned $0 and $14,000, respectively, for advisory and related services which is recorded in other income in the accompanying unaudited condensed consolidated statement of operations.

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

About Mosaic

We are a development-stage biotechnology company focused on advancing and eventually commercializing cancer therapies. We have historically advanced early-stage product candidate and we are pursuing new product candidates and platforms to expand.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. During the nine months ended September 30, 2025, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operation

Three Months Ended September 30, 2025 and 2024:

Research and Development Expenses

Research and development expenses of approximately $16,000 for the three months ended September 30, 2025 are primarily related to salaries and related costs for personnel in research and development functions. The decrease in research and development expenses of approximately $24,000 for the three months ended September 30, 2025 as compared to the same prior year period was primarily due to a decrease in payroll and related costs due to a reduced time commitment by certain employees.

General and Administrative Expenses

General and administrative expenses of approximately $128,000 for the three months ended September 30, 2025 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $109,000, accounting and filing fees of approximately $10,000, director and officer insurance of approximately $7,000, and other expenses of approximately $2,000. The decrease in general and administrative expenses of approximately $19,000 for the three months ended September 30, 2025 as compared to the same prior year period was primarily due to (i) a decrease in payroll and related expenses of approximately $15,000 due to a reduced time commitment by certain employees, (ii) a decrease in director and officer insurance of approximately $2,000 due to reduced payroll and (iii) a decrease in other expenses of approximately $2,000.

Other Income (Expense)

Interest Expense and Accretion to Redemption Value on Convertible Notes

Interest expense of approximately $21,000 and $21,000 for the three months ended September 30, 2025 and 2024, respectively, represents interest expense on convertible notes and loan payables.

Nine Months Ended September 30, 2025 and 2024:

Research and Development Expenses

Research and development expenses of approximately $48,000 for the nine months ended September 30, 2025 are primarily related to salaries and related costs for personnel in research and development functions. The decrease in research and development expenses of approximately $120,000 for the nine months ended September 30, 2025 as compared to the same prior year period was primarily due to a decrease in payroll and related costs due to a reduced time commitment by certain employees.

General and Administrative Expenses

General and administrative expenses of approximately $420,000 for the nine months ended September 30, 2025 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $330,000, accounting and filing fees of approximately $58,000, director and officer insurance of approximately $23,000, and other expenses of approximately $9,000. The decrease in general and administrative expenses of approximately $142,000 for the nine months ended September 30, 2025 as compared to the same prior year period was primarily due to (i) a decrease in payroll and related expenses of approximately $140,000 due to a reduced time commitment by certain employees, (ii) a decrease in director and officer insurance of approximately $4,000 due to reduced payroll, and (iii) a decrease in other expenses of approximately $7,000 offset by an increase in accounting and filing fees of approximately $9,000 due to timing of services provided.

Other Income (Expense)

Master Services Agreement with Oncotelic

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. For the nine months ended September 30, 2025, we earned $14,000 for advisory and related services which is recorded in other income in the accompanying unaudited condensed consolidated statements of operations.

Interest Expense and Accretion to Redemption Value on Convertible Notes

Interest expense of approximately $62,000 and $59,000 for the nine months ended September 30, 2025 and 2024, respectively, represents interest expense on convertible notes and loan payables.

Accretion to redemption value on convertible notes of approximately $1,000 for the nine months ended September 30, 2024 pertains to the accretion of the convertible notes to their redemption value using the effective interest method. The Convertible Notes have been accreted to their full redemption value as of March 31, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of approximately $32,000. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Annual Report.

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

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the nine months ended September 30, 2025, we earned $14,000 for advisory and related services which is recorded in other income in the accompanying unaudited condensed consolidated statements of operations.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash used in operating activities	$(83,258)	$(220,442)
Net cash provided by financing activities	–	70,000
Net change in cash and cash equivalents	$(83,258)	$(150,442)

Cash Flows From Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 consisted of our net loss of $518,709, which amount was offset by (i) non-cash interest expense of $54,848 and (ii) a net change in operating assets and liabilities of $380,603, primarily due to an increase in accrued compensation of $367,457.

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

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of proceeds received from loan payable from Oncotelic totaling $70,000.

Recently Adopted Accounting Standards

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three and nine months ended September 30, 2025, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, that the Company believes are of significance or potential significance to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of September 30, 2025, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 19, 2025	MOSAIC IMMUNOENGINEERING, INC. /s/ Steven King Steven King. President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

