Form 10-K
period 2025-12-31
Mosaic ImmunoEngineering Inc.
filed 2026-04-15
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $856,000, calculated based on the closing price of the registrant’s common stock as reported by OTC of the OTC Markets.

As of April 15, 2026, the number of shares of registrant’s common stock outstanding was 7,242,137.

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

Risks Related to Our Operations

•	While the Company’s financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our current liabilities and planned operations for the next twelve months and we may be required to cease our operations altogether if we are unable to secure sufficient funding.
•	We entered into a binding term sheet with Oncotelic Therapeutics, Inc. to acquire rights to certain technologies of Oncotelic and we may not enter into a definitive agreement if certain conditions are not met. The Binding Term Sheet expired on June 30, 2025. The ongoing discussions may not yield an agreement.
•	If we enter into a definitive agreement with Oncotelic under the terms of the binding term sheet, existing stockholders will experience substantial immediate dilution.
•	We currently have no development pipeline and we may not successfully identify, license or acquire new product candidates.
•	If we are able to raise sufficient capital and successfully identify new product candidates, we expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.
•	Our development efforts have historically been with product candidates in early-stage preclinical development.
•	Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.
•	If we successfully identify new product candidates and license those rights, then drug development will involve a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of any potential product candidates.
•	If serious adverse events or unacceptable side effects are identified during the development of any new product candidates, we may need to abandon or limit our development of those future product candidates.

Risks Related to Our Financial Position and Need for Additional Capital

•	We need substantial additional funding. If we are unable to secure sufficient capital in the near term, we may be required to cease operations.
•	Raising capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Risks Related to Our Dependence on Third Parties

•	If we successfully identify new product candidates and license those rights, then future development collaborations may be important to us. If we are unable to enter or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•	We may contract with third parties for the manufacture of product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient product supplies of our candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•	Data provided by collaborators and other parties upon which we rely has not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

iii

Risks Related to Intellectual Property

•	If we are unable to obtain and maintain intellectual property protection for technology and products we plan to license or develop or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we successfully identify new product candidates and license those rights, we may fail to comply with our obligations under any potential license agreement in which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, and we could lose those rights or other rights, which could be the products upon which our business depends.
•	If we successfully identify new product candidates and license those rights, we may become involved in lawsuits to protect or enforce those patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

•	If we successfully identify new product candidates and license those rights, then our future success will also depend on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.
•	If we successfully identify new product candidates and license those rights, then we expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

Risks Related to Our Common Stock

•	There is a substantial lack of liquidity of our common stock and volatility risks, and because there is no active public trading market for our common stock, you may not be able to resell your common stock.
•	The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
•	Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
•	We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.
•	We may issue preferred stock, and the terms of such preferred stock may reduce the value of our common stock.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.
•	Our amended and restated certificate of incorporation and amended and restated bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

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

As part of our strategy, on April 26, 2024, we entered into a binding term sheet (“Binding Term Sheet”) with Oncotelic Therapeutics, Inc.(“Oncotelic”) pursuant to which we intend to acquire (i) certain rights to Oncotelic’s clinical stage necroptosis cancer therapies associated with its vascular disruptive agents (“VDAs”) and related regulatory and clinical packages, and (ii) non-exclusive access to its proprietary Artificial Intelligence (“AI”) technologies for identifying immunotherapy combinations, in exchange for shares of our common stock valued at $15.0 million upon execution of the definitive agreement, or a combination of common stock and preferred stock to be determined by the parties, along with additional milestones allowing Oncotelic to earn up to an additional $15.0 million in shares of common stock that would be valued at the time of issuance, if earned. Pursuant to the Binding Term Sheet, we and Oncotelic agreed to negotiate in good faith towards the execution of a definitive agreement and the closing of the transaction, which is subject to customary due diligence and other conditions, including obtaining shareholder approval for the transaction and receiving waivers from our holders of Convertible Notes representing at least 90% of the principal amount outstanding from any payment that would become due and payable upon a corporate transaction as contemplated under the Binding Term Sheet. The Binding Term Sheet expired on June 30, 2025 however discussions are ongoing that will allow us to bring in a technology portfolio to achieve our goals.

Our Corporate History and Background

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license the cowpea mosaic virus (“CPMV”) platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. On May 4, 2022, we entered into the license agreement with CWRU (“License Agreement”) pursuant to our rights granted under the License Option Agreement (see Note 5 to the accompanying audited consolidated financial statements), which was terminated on March 22, 2024. On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a reverse merger transaction, as further described below.

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

Our funding has primarily come from the issuance of convertible notes. On May 7, 2021 and February 18, 2022, we issued unsecured convertible promissory notes in the aggregate principal amount of $575,000 and $341,632, respectively (see Note 6 to the accompanying consolidated financial statements).

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

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the years ended December 31, 2025 and 2024, we earned $14,000 and $42,000, respectively, for advisory and related services which is recorded in other income in the accompanying consolidated statements of operations. The Master Services Agreement expired effective February 28, 2025.

On November 18, 2024, we entered into an unsecured convertible promissory note (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes. On December 4, 2024, the Company received $200,000 under the note purchase agreement and issued an unsecured convertible note bearing interest at a rate of 5% per annum that is due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. As of December 31, 2025 and 2024, the Company has accrued $10,741 and $740, respectively, in interest that is included in other accrued expenses within the accompanying consolidated balance sheet.

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

Our Trade Secrets

We also may rely upon unpatented trade secrets, and there is no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that such rights can be meaningfully protected. We require our employees, consultants, outside scientific collaborators, and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreement provides that all inventions conceived by such employees shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

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

Human Capital

At December 31, 2025, we have two full-time employees and five part-time employees, most of which, have been generally inactive due to insufficient capital. In addition, we also engage consultants, as needed. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. Our employees are not covered by a key-person life insurance policy.

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

There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our existing liabilities or potential future operations for at least twelve months from the filing of this Report. As of December 31, 2025, the Company had incurred operating losses since inception, and continues to generate losses from operations, and has cash and equivalents of $3,622, an accumulated deficit of $9,526,166 and current liabilities of $6,030,055. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof and we would need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Pursuant to the Binding Term Sheet, we needed to obtain shareholder approval for the transaction by June 30, 2025, as amended, or we may not be able to enter into a definitive agreement with Oncotelic, and we may need to cease our operations altogether. As of the date of this Report, we and Oncotelic are continuing to pursue the potential transaction under the Binding Term Sheet although there are no guarantees we will enter into any definitive agreement. The Binding Term Sheet expired on June 30, 2025.

If we enter into a definitive agreement with Oncotelic under the terms of the binding term sheet, existing stockholders will experience substantial immediate dilution.

We have 7,242,137 shares of common stock outstanding as of the filing date of this Report. If we enter into a definitive agreement with Oncotelic pursuant to the terms of the Binding Term Sheet, we could issue 47,923,322 shares of our common stock to Oncotelic, resulting in immediate substantial dilution to our existing stockholders. In addition, under the Binding Term Sheet, Oncotelic could receive up to an additional $15.0 million in shares of common stock of Mosaic that would be valued at the time of issuance if certain milestones are achieved (see Note 12 to the accompanying consolidated financial statements), which would cause substantial additional dilution to existing stockholders.

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

Ten the risk of failure for products in preclinical or early stages of development is high, provided we are able to raise sufficient capital and potentially license or acquire new technologies, which is highly uncertain. Before obtaining marketing approval from regulatory authorities for the sale of any potential product candidate, we would need to complete formulation development, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans. In addition, product manufacturing and process development along with preclinical and clinical testing are all expensive activities, difficult to design and implement, and can take several years to complete. The outcome of preclinical and clinical trials is inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of preclinical studies and early clinical trials for new product candidates may not be predictive of the results of later-stage clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if product candidates will prove effective and safe in humans or will receive regulatory approval.

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

As of December 31, 2025, we had cash and cash equivalents of $3,622 and current liabilities of $6,030,055. Since the closing date of the Reverse Merger, we have been unable to raise sufficient capital to advance any product candidate from preclinical development into clinical development. Moreover, our existing cash resources are not sufficient to meet our existing liabilities and anticipated needs over the next twelve months from the date hereof. We will need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all. In addition, if we are able to raise sufficient capital and potentially license or acquire new technologies, we expect our expenses to significantly increase if and when we are able to support preclinical models, product manufacturing, perform preclinical studies, including toxicology studies, initiate clinical development, and eventually, if successful, seek marketing approval for, any product candidates. Since the closing date of the Reverse Merger, our limited cash position has slowed our product development and other activities to remain afloat. If we are unable to raise additional capital, we may be forced to cease our operations altogether.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Reverse Merger resulted in an ownership change for PTSC and, accordingly, PTSC’s net operating loss carryforwards and certain other tax attributes may be subject to limitations (or disallowance) on their use after the Reverse Merger. Additional ownership changes in the future, including the intent to issue 47,923,322 shares of common stock to Oncotelic (see Note 12 to the accompanying consolidated financial statements), could result in additional limitations on the Company’s post-merger net operating loss carryforwards. Consequently, even if the Company achieves profitability, it may not be able to utilize a material portion of PTSC’s, or the post-merger Company’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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

If we fail to comply with our obligations under any potential future license agreement, including the payment of all amounts due under these potential agreements, we may lose the rights to developed and potentially commercialize the underlying technology, and the licensor may have the right to terminate the license agreement or restrict our rights upon notice, in which event we would not be able to develop or market products covered by the agreement, which could be the products upon which our business depends. For instance, on May 4, 2022, we entered into a License Agreement with CWRU allowing us to develop and commercialize our former lead product candidate, MIE-101. On March 22, 2024, we received a notice of termination from CWRU terminating the License Agreement due to our inability to pay amounts owed to CWRU in accrued patent fees due to our limited cash position (see Note 5 to the accompanying consolidated financial statements).

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

The market price of our common stock could be subject to significant fluctuations. For instance, during the year ended December 31, 2025, the low and high trading prices of our common stock ranged from $0.27 to $1.05 per share. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series, of which, 4,300,000 have been undesignated as of December 31, 2025. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing a majority of our capital stock outstanding as of December 31, 2025. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving the Company that other stockholders may desire.

In addition, if we enter into a definitive agreement with Oncotelic under the binding term sheet to acquire certain rights to their technology (see Note 12 to the accompanying consolidated financial statements), we would issue Oncotelic 47,923,322 shares of common stock and Oncotelic would own a majority of shares of common stock of the Company and would be able to control all matters at the Company.

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

The Company has no properties at December 31, 2025, and at the period covered by this Report, has no agreements to acquire any properties. The Company currently uses the home offices of management at no cost to the Company. The Company expects this arrangement to continue until the Company can raise sufficient capital and potentially license or acquire new technologies.

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

Market Information

Our common stock is currently quoted on the OTC Pink Open Market (“OTC Pink”) under the trading symbol “CPMV”. There has been a very limited market for our common stock and our trading volume has been negligible. There is no guarantee that an active trading market will develop in our common stock. These quotations as reported by the OTC Pink reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The following table sets forth the range of high and low bid quotations for each of the years ended December 31, 2025 and 2024.

	Bid Quotations
	High	Low
Year Ended December 31, 2025
Quarter Ended March 31, 2025	$1.00	$0.60
Quarter Ended June 30, 2025	$0.84	$0.27
Quarter Ended September 30, 2025	$0.90	$0.36
Quarter Ended December 31, 2025	$1.05	$0.33

Year Ended December 31, 2024
Quarter Ended March 31, 2024	$0.61	$0.30
Quarter Ended June 30, 2024	$0.65	$0.10
Quarter Ended September 30, 2024	$1.13	$0.21
Quarter Ended December 31, 2024	$1.00	$0.60

Holders

On March 31, 2026, the closing price of our stock was $0.75 per share and we had 653 stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Transfer Agent

The transfer agent of our common stock is Issuer Direct Corporation, having an office at One Glenwood Avenue, Suite 1001, Raleigh, NC 27603; their phone number is (801) 272-9294.

Dividend Policy

We paid no dividends during the years ended December 31, 2025 and 2024, and we do not expect to pay any cash dividends in the foreseeable future. We expect to retain any potential future earnings, if any, to fund our research and development efforts.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2025:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	326,678	(1)	–	(2)	1,335,288	(3)
Equity compensation plans not approved by stockholders	–		–		–
Total	326,678	(1)	–	(2)	1,335,288	(3)

 ______________________

(1)	Represents restricted stock units (“RSUs”) granted under our stockholder approved equity compensation plan referred to as the 2020 Omnibus Incentive Plan (“2020 Plan”).

(2)	Weighted-average exercise price is not shown as there is no exercise price for RSUs.

(3)	On the first anniversary date from the adoption date of the 2020 Plan (or on October 21, 2022), the total number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities, such as the shares issuable upon the conversion of convertible preferred stock, as calculated on an as-converted basis. On October 21, 2021, the number of shares reserved for issuance under the 2020 Plan increased to 1,661,966, of which, 1,335,288 are available for future issuance.

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

Summary of Significant Events

Private Mosaic, a Delaware corporation, was formed on March 30, 2020. On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting us the exclusive right to license the cowpea mosaic virus (“CPMV”) platform technology to treat and prevent cancer and infectious diseases in humans and for veterinary use. On May 4, 2022, we entered into the license agreement with CWRU (“License Agreement”) pursuant to our rights granted under the License Option Agreement (see Note 5 to the accompanying audited consolidated financial statements). On March 22, 2024, we received a notice of termination from CWRU (see Note 5 to the accompanying consolidated financial statements). On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.) and Private Mosaic entered into a reverse merger transaction, as further described below.

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

Our funding has primarily come from the issuance of convertible notes. On May 7, 2021 and February 18, 2022, we issued unsecured convertible promissory notes in the aggregate principal amount of $575,000 and $341,632, respectively (see Note 6 to the accompanying consolidated financial statements).

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

On November 18, 2024, we entered into an unsecured convertible promissory note (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes. On December 4, 2024, the Company received $200,000 under the note purchase agreement and issued an unsecured convertible note bearing interest at a rate of 5% per annum that is due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. As of December 31, 2025 and 2024, the Company has accrued $10,741 and $740, respectively, in interest that is included in other accrued expenses within the accompanying consolidated balance sheet.

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

Results of Operations

Years Ended December 31, 2025 and 2024

Research and Development Expenses

Research and development expenses of approximately $64,000 for the year ended December 31, 2025 are primarily related to salaries and related costs for personnel in research and development functions totaling $63,000. The decrease in research and development expenses of approximately $120,000 for the year ended December 31, 2025 as compared to the same prior year period was primarily due to a (i) decrease in payroll and related costs of approximately $113,000 due to a reduced time commitment by certain employees and (ii) a decrease in technology license maintenance fees of $7,000.

General and Administrative Expenses

General and administrative expenses of approximately $552,000 for the year ended December 31, 2025 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $438,000, accounting and filing fees of approximately $73,000, director and officer insurance of approximately $29,000, investor and public relation fees of approximately $3,000, and other expenses of approximately $9,000. The decrease in general and administrative expenses of approximately $144,000 for the year ended December 31, 2025 as compared to the same prior year period was primarily due to (i) decrease in payroll and related costs of approximately $143,000 due to a reduced time commitment by certain employees, (ii) a decrease in director and officer insurance of approximately $6,000, and (iii) a decrease of $5,000 in other miscellaneous corporate expenses offset by an increase in accounting and filing fees of $10,000.

Other Income (Expense)

Master Services Agreement with Oncotelic

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the years ended December 31, 2025 and 2024, we earned $14,000 and $42,000, respectively, for advisory and related services which is recorded in other income in the accompanying consolidated statements of operations. The Master Services Agreement expired effective February 28, 2025.

Interest Expense and Accretion to Redemption Value on Convertible Notes

Interest expense of approximately $83,000 and $81,000 for the years ended December 31, 2025 and 2024, respectively, represents interest expense on convertible notes and loan payables.

Accretion to redemption value on convertible notes of approximately $0 and $1,000 for the years ended December 31, 2025 and 2024, respectively, pertains to the accretion of the convertible notes to their redemption value using the effective interest method. The Convertible Notes have been accreted to their full redemption value as of March 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of approximately $4,000. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Annual Report.

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

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the years ended December 31, 2025 and 2024, we earned $14,000 and $42,000, respectively, for advisory and related services which is recorded in other income in the accompanying consolidated statements of operations. The Master Services Agreement expired effective February 28, 2025.

On November 18, 2024, we entered into an unsecured convertible promissory note (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes. On December 4, 2024, the Company received $200,000 under the note purchase agreement and issued an unsecured convertible note bearing interest at a rate of 5% per annum that is due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. As of December 31, 2025 and 2024, the Company has accrued $10,741 and $740, respectively, in interest that is included in other accrued expenses within the accompanying consolidated balance sheet.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash used in operating activities	$(111,397)	$(241,159)
Net cash provided by financing activities	–	200,000
Net decrease in cash and cash equivalents	$(111,397)	$(41,159)

Cash Flows From Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 consisted of our net loss of $687,846 offset by (i) non-cash interest expense of $73,332, and (ii) a net change in operating assets and liabilities of $503,117 primarily due to an increase in accrued compensation of $486,556, prepaid expenses of $10,332 and accrued payables of $8,310.

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

Cash Flows From Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 consisted of proceeds received from loan payable with an accredited investor totaling $200,000 (see Note 7 to the accompanying consolidated financial statements) and loan payable from Oncotelic totaling $70,000. The loan payable from Oncotelic totaling $70,000 was paid in full along with accrued interest on December 12, 2024 (see Note 12 to the accompanying consolidated financial statements).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our President and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control — Integrated Framework – 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded a material weakness exists due to a lack of segregation of duties within the organization’s internal control structure over financial reporting as of December 31, 2025. Due to the Company’s size, its limited operations, and limited cash on hand, as of December 31, 2025 the Board of Directors consisted of one Director who is not independent within the meaning of Nasdaq Marketplace Rule 5605(a)(2).

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

Changes in Internal Controls over Financial Reporting

Management has determined that, as of December 31, 2025, there were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

On June 14, 2021, by written consent of the holders of 80% of the voting power of our issued and outstanding capital stock (“Majority Shareholders”), the Majority Shareholders voted in favor of up to six directors to the Company’s Board of Directors (the “Board”) to serve until the first annual meeting of stockholders to occur following the first date on which our common stock is listed or quoted on a national securities exchange or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers, subject in each case to the terms and conditions of their respective offer letter or consulting agreement, serve at the discretion of the Board, and are appointed to serve by the Compensation Committee of the Board. Due to the Company’s size, its limited operations, and limited cash on hand, as of December 31, 2025 the Board of Directors consisted of one Director. The following table and text set forth below contains the name and age of the individual serving as our sole director and/or executive officer as of December 31, 2025. The business address of the director and executive officer is 9114 Adams Avenue, #202, Huntington Beach, California 92646.

Name	Age	Position and Term
Steven King	62	Director (since August 21, 2020); President and CEO (since August 31, 2020), CFO (since August 15, 2025)

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

The following biographical summaries set forth below contain certain information concerning the members of our Board of Directors and our executive officers as of December 31, 2025, including principal occupation, business experience, other directorships, and director qualifications.

Steven King. Mr. King was nominated to serve as a director on August 21, 2020 and was appointed President and Chief Executive Officer on August 31, 2020. In addition he was appointed Chief Financial Officer upon the resignation of the former Chief Financial Officer effective August 15, 2025. Mr. King has served as President and Chief Executive Officer of Peregrine Pharmaceuticals, Inc. (now known as Avid Bioservices, Inc.) (Nasdaq: CDMO) and its wholly owned biomanufacturing subsidiary Avid Bioservices, Inc., for over 15 years, during which time the company advanced its lead compound through Phase III clinical development, while growing revenues to over $55 million. Prior to joining Peregrine, Mr. King was employed at Vascular Targeting Technologies, Inc., which was acquired by Peregrine in 1997. Mr. King served in a variety of executive roles at Peregrine and Avid Bioservices, Inc., including Chief Executive Officer and board member of Peregrine (2003 to 2017), and President and board member of Avid Bioservices (2002-2017). Mr. King also serves as a member of the board of directors of Oncotelic Therapeutics Inc.

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

Due to the Company’s size, its limited operations, and limited cash on hand during the year ended December 31, 2025, the Board of Directors were not actively engaged in all aspects each committee charter.

Director Independence

Under Nasdaq Marketplace Rule 5605(a)(2), a director will not be considered an “independent director” if, such director at any time during the past three years was an employee of the Company, or if a director (or a director’s family member) accepted compensation from the Company (other than compensation for board or board committee service) in excess of $120,000 during any twelve month period within the three years preceding the determination of independence. In addition, a director will not qualify as an “independent director” if, in the opinion of our Board of Directors, that person has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As Mr. King is our sole Board member, we do not currently have an independent director within the meaning of Nasdaq Marketplace Rule 5605(a)(2).

Certain Relationships

There is no blood or other familial relationship between or among the Board or executive officer.

Annual Meeting Attendance

Our policy is to invite and encourage each member of our Board to be present at any annual meetings of stockholders. During the year ended December 31, 2025, there was no annual meeting of stockholders.

Director Compensation

We did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of our non-employee directors during the year ended December 31, 2025. In addition, we reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

Board Leadership Structure

In accordance with our Amended and Restated Bylaws (“Bylaws”), our Chief Executive Officer serves as the Chairman and sole member of the Board. The Board determined that in the best interest of the Company, the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer pursuant to the Bylaws. A combined structure will provide the Company with a single leader who represents the Company to our stockholders, regulators, business partners and other stakeholders. In addition, this structure will create efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas will also be prepared with the permitted input of the full Board allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company will benefit from this structure, and Mr. King’s continuation in the combined role of the Chairman and President and Chief Executive Officer is in the best interest of the stockholders.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the year ended December 31, 2025.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to Mosaic ImmunoEngineering, Inc., 9114 Adams Avenue, #202, Huntington Beach, California 92646, Attention: Board of Directors. The Corporate Secretary reviews and forwards correspondence to the appropriate director or group of directors for response.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the compensation of the named executive officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Total Compensation ($)
Steven King, President,	2025	$250,000	(1)(2)(6)	$–	$–	$250,000
Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)	2024	$250,000	(1)(2)	$–	$–	$262,147

Paul Lytle, EVP,	2025	$12.185	(1)(3)(5)	$–	$–	$12,185
Chief Financial Officer (“CFO”)	2024	$116,846	(1) (3)(4)	$–	$–	$136,371

_________________

(1)	Of such amount, Mr. King and Mr. Lytle have agreed to defer 85% of their base salary payable in cash until such a time that the Company is able to raise at least $4 million in funding.

(2)	Of the 15% to be paid in cash, $54,808 and $17,308 has been accrued and not paid as of December 31, 2025 and 2024, respectively.

(3)	Of the 15% to be paid in cash, $21,047 and $8,862 has been accrued and not paid as of December 31, 2025 and 2024, respectively.

(4)	Effective June 1, 2024, Mr. Lytle reduced his time commitment to the Company to part-time status to provide no more than eight (8) hours of service per month.

(5)	Effective August 15, 2025, Mr. Lytle resigned as EVP, CFO of the Company and his Board position.

(6)	Effective August 15, 2025, Mr. King assumed the role of Chief Financial Officer and Principal Financial Officer.

Outstanding Equity Awards

The following table sets forth certain information regarding unexercised stock options and unvested stock awards held by our named executive officer as of December 31, 2025:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Steven King	12/16/2020(1)	–	–	–	–	65,218	20,283
	12/16/2020(2)	–	–	–	–	43,479	13,522

_________________

(1)	RSU award will vest 100% on the sooner of (i) August 31, 2026, provided the Company is listed on a national exchange such as the Nasdaq Stock Market prior to August 31, 2026 (ii) upon a merger or acquisition of the Company, provided the holder agrees to accept the underlying shares in writing, or (iii) upon the holders last date of employment, provided the holder agrees to accept the underlying shares in writing.

(2)	RSU award will vest 100% on the sooner of (i) August 31, 2027, provided the Company is listed on a national exchange such as the Nasdaq Stock Market prior to August 31, 2027 (ii) upon a merger or acquisition of the Company, provided the holder agrees to accept the underlying shares in writing, or (iii) upon the holders last date of employment, provided the holder agrees to accept the underlying shares in writing.

(3)	Market value is calculated based on the closing price of our common stock of $0.311 per share on December 31, 2025, times the number of shares subject to the RSU award. Each RSU represents the contingent right to receive, upon vesting, one share of our common stock.

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership

The following table sets forth information, as of March 31, 2026, regarding the beneficial ownership of our common stock and Series B Preferred by:

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)	Percent of Class (1)
Common Stock, $0.00001 par value:
	Nicole Steinmetz, Ph.D. (2)	2,224,614	30.66%
	Steven King (3)	1,666,236	22.93%
	Paul Lytle	1,641,252	22.66%
	Case Western Reserve University (4)	802,786	9.98%
	Steven Fiering, Ph.D.	570,870	7.88%
	Robert Garnick, Ph.D. (5)	550,465	7.40%
	Robert A. Baffi, Ph.D. (5)	193,671	2.60%

	All officers and directors as a group (one individual)	1,666,236	18.13%

Series B Preferred, $0.00001 par value:
	Case Western Reserve University 10900 Euclid Avenue Adelbert Hall, Suite 4 Cleveland, OH 44106-7014	70,000	100.0%

_____________

* Represents less than 1%

(1)	Applicable percentage ownership of common stock computed on the basis of 7,242,137 shares of common stock and 70,000 shares of Series B Preferred outstanding at March 31, 2026.

(2)	Includes 570,870 shares of common stock held by spouse and 12,492 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.

(3)	Includes 24,984 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.

(4)	Represents the conversion of 70,000 shares of our Series B Preferred, whereby each share of the Series B Preferred shall initially convert into 11.46837 shares of common stock of the Company.

(5)	Includes 193,671 shares of common stock to be issued upon the conversion of unsecured convertibles notes and accrued interest thereon.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the year ended December 31, 2025, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest.

Notwithstanding the foregoing, during April 2021, we entered into consulting agreements (retroactive to September 1, 2020) with Nicole Steinmetz, Ph.D., acting Chief Scientific Officer, Jonathan Pokorski, Ph.D. (Dr. Steinmetz’s spouse), and Steve Fiering, Ph.D., each a co-founder of Private Mosaic and greater than 5% shareholder of the Company (“Related Parties”), for their scientific contributions towards advancing the technology platforms. During the years ended December 31, 2025 and 2024, we did not incur any related party consulting expenses. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for year ended December 31, 2025 or 2024 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table presents fees for professional services rendered by KMJ Corbin & Company LLP (“KMJ”) and Rose, Snyder & Jacobs LLP (“RSJ”) for the audit of the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 and fees billed for other services rendered for those periods.

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

Fees paid to Rose, Snyder & Jacobs LLP were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees (1)	$27,000	$49,500
Audit-related fees (2)	–	–
Tax fees (3)	–	–
All other fees	–	–
Total fees	$27,000	$49,500

Fees paid to KMJ Corbin & Company LLP were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees (1)	$–	$10,700
Audit-related fees (2)	–	–
Tax fees (3)	–	4,500
All other fees	–	–
Total fees	$–	$15,200

_______________

(1)	Audit fees pertain to the aggregate fees by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, such as registration statements.

(2)	This category of services would include, among others: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered for tax compliance and tax advice.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this Report on Form 10-K:

1.	Financial Statements. The consolidated financial statements of Mosaic ImmunoEngineering, Inc. filed as part of this Report are listed on the Index to Financial Statements on page F-1.

2.

Financial Statement Schedules.

All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.

3.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008)
3.1	Amended and Restated Certificate of Incorporation of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2020).
3.2	Amended and Restated Bylaws of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 1, 2020).
3.3.1	Certificate of Designation of Series A Convertible Voting Preferred Stock (“Series A Preferred”) (incorporated by reference to Exhibit 3.3.9 to Form 8-K filed on August 25, 2020).
3.3.2	Certificate of Designation of Series B Convertible Voting Preferred Stock (“Series B Preferred”) (incorporated by reference to Exhibit 3.3.10 to Form 8-K filed on August 25, 2020).
3.3.3	Investor Rights Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.11 to Form 8-K filed on August 25, 2020).
3.3.4	Voting Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.12 to Form 8-K filed on August 25, 2020).
4.1	Specimen of Common Stock Certificate of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on December 1, 2020)
4.2+	2020 Omnibus Incentive Plan of Mosaic ImmunoEngineering, Inc. (incorporated by reference to Appendix C to our Information Statement on Schedule 14C filed with the SEC on November 2, 2020).
10.1	Stock Purchase Agreement dated August 19, 2020 among Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering, Inc.), PTSC Sub One Inc., private Mosaic ImmunoEngineering, Inc., certain stockholders of private Mosaic ImmunoEngineering, Inc. set forth therein, and Steven King (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 25, 2020).
10.2	Materials Transfer, Evaluation and Exclusion Option Agreement dated July 1, 2020 between Company and Case Western Reserve University (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on October 15, 2020).
10.3+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Steven King (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on December 29, 2020)

Exhibit Number	Description

10.4+	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Paul Lytle (incorporated by reference to Exhibit 10. 4 to Form 10-Q filed on December 29, 2020)
10.5	Code of Business Conduct and Ethics, as adopted on November 3, 2020 (incorporated by reference to Exhibit 10.5 to Form 10-KT filed on March 2, 2021)
10.6+	Form of Incentive Stock Option Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-KT filed on March 2, 2021)
10.7+	Form of Non-Qualified Stock Option Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-KT filed on March 2, 2021)
10.8+	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-KT filed on March 2, 2021)
10.9+	Form of Restricted Stock Unit Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 10-KT filed on March 2, 2021)
10.10+	Form of Stock Appreciation Rights Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 10-KT filed on March 2, 2021)
10.11+	Form of Indemnification Agreement by and between the Company and the Officers and Board of Directors of the Company (incorporated by reference to Exhibit 10.11 to Form 10-KT filed on March 2, 2021)
10.12+	Consulting agreement signed April 29, 2021 by and between Registrant and Dr. Nicole Steinmetz (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2021)
10.13	Form of Convertible Note Purchase Agreement dated May 7, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 10, 2021)
10.14	Form of Convertible Note Purchase Agreement dated February 18, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 22, 2022)
10.15	Redemption Agreement by and between Mosaic ImmunoEngineering, Inc. and Holocom, Inc. dated July 6, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 12, 2022)
10.16**	License Agreement by and between Mosaic ImmunoEngineering, Inc. and Case Western Reserve University dated May 4, 2022 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 4, 2022)
21.1*	List of subsidiaries of the Company
23.1*	Consent of Rose, Snyder & Jacobs LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Steven King, President, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1*	Certification of Steven King, President, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

____________

*	Filed herewith.
**	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2026

MOSAIC IMMUNOENGINEERING, INC.

/s/ Steven King

Steven King.

President, Chief Executive Officer and Chief Financial Officer, Director

(Principal Executive Officer and Principal Financial and Accounting Officer)

Mosaic ImmunoEngineering, Inc.

Index to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mosaic ImmunoEngineering, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mosaic ImmunoEngineering, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations, and has a working capital deficit as of December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2024

Encino, California

April 15, 2026

Mosaic ImmunoEngineering, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$3,622	$115,019
Prepaid expenses and other current assets	16,260	26,592
Total current assets	19,882	141,611
Total assets	$19,882	$141,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$132,784	$134,865
Accrued compensation	4,254,208	3,767,652
Accrued consulting	787,903	787,903
Accrued expenses and other	655,160	646,850
Loan payable	200,000	200,000
Total current liabilities	6,030,055	5,537,270

Convertible notes, net	1,465,847	1,392,515

Total liabilities	7,495,902	6,929,785

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series A Convertible Voting Preferred Stock; 630,000 shares designated; no shares issued and outstanding	–	–
Series B Convertible Voting Preferred Stock; 70,000 shares designated; 70,000 shares issued and outstanding	1	1
Common stock, $0.00001 par value: 100,000,000 shares authorized: 7,242,137 shares issued and outstanding	72	72
Additional paid-in capital	2,050,073	2,050,073
Accumulated deficit	(9,526,166)	(8,838,320)
Total stockholders’ deficit	(7,476,020)	(6,788,174)
Total liabilities and stockholders’ deficit	$19,882	$141,611

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$63,981	$183,867
General and administrative	552,138	695,788
Total operating expenses	616,119	879,655

Loss from operations	(616,119)	(879,655)

Other income (expense):
Other income	14,000	42,000
Interest income	6	5
Interest expense on loan payable	(10,001)	(6,954
Non-cash interest expense on convertible notes	(73,332)	(73,533)
Accretion to redemption value on convertible notes	–	(1,446)
Total other income, net	(69,327)	(39,928

Loss before provision for income taxes	(685,446)	(919,583)

Provision for income taxes	2,400	2,400

Net loss	$(687,846)	$(921,983)

Basic loss per common share	$(0.10)	$(0.13)
Diluted loss per common share	$(0.10)	$(0.13)

Weighted average number of common shares outstanding – basic	7,236,447	7,236,447

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Year Ended December 31, 2025

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,838,320)	$(6,788,174)

Net loss	–	–	–	–	–	–	–	(687,846)	(687,846)

Balances, December 31, 2025	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(9,526,166)	$(7,476,020)

For the Year Ended December 31, 2024

	Series A Convertible Voting Preferred Stock		Series B Convertible Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2023	–	$–	70,000	$1	7,242,137	$72	$2,045,206	$(7,916,337)	$(5,871,058)

Share-based compensation	–	–	–	–	–	–	4,867	–	4,867

Net loss	–	–	–	–	–	–	–	(921,983)	(921,983)

Balances, December 31, 2024	–	$–	70,000	$1	7,242,137	$72	$2,050,073	$(8,838,320)	$(6,788,174)

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(687,846)	$(921,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	–	4,867
Non-cash interest on convertible notes	73,332	73,533
Accretion to redemption value on convertible notes	–	1,446
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,332	(3,237)
Accounts payable	(2,081)	(16,387)
Accrued compensation	486,556	582,741
Accrued expenses and other	8,310	5,087
Net cash used in operating activities	(111,397)	(241,159)

Financing activities:
Proceeds from the issuance of loans payable	–	270,000
Payments on loan payables	–	(70,000)
Net cash provided by financing activities	–	200,000

Net change in cash and cash equivalents	(111,397)	(41,159)

Cash and cash equivalents, beginning of period	115,019	156,178

Cash and cash equivalents, end of period	$3,622	$115,019

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$2,400
Cash paid for interest on loan payable	$–	$6,214

See accompanying notes to consolidated financial statements.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024

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

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2025, the Company had cash and cash equivalents of $3,622 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this Annual Report on Form 10-K.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital will delay our ability to conduct our business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The above matters raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is actively engaged in discussions with potential investors and strategic partners and is pursuing a range of financing and business development opportunities that may include debt financings, equity offerings, and potential partnering arrangements. These efforts are intended to secure the capital necessary to support the Company’s ongoing operations and advance its development programs.

No assurances can be given as to the Company’s ability to execute its plan to raise additional capital to fund ongoing operations or that available debt or equity financing will be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts payable, derivative liability, accrued compensation, accrued consulting, accrued expenses and other, loan payable, and convertible notes. The carrying value of these financial instruments, except for the derivative liability and convertible notes, approximates fair value because of the immediate or short-term maturity of the instruments. We record the derivative liability at fair value (see Note 3). The convertible notes are initially recorded at their amortized cost and are accreted to their redemption value over the estimated conversion period using the effective interest method (see Note 6).

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

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

Moreover, equity classification was not an appropriate classification for the convertible notes because the underlying terms of the convertible notes do not expose the investors to risks and rewards similar to those of an owner and, therefore, do not create a shareholder relationship. Pursuant to ASC 835-30, the convertible notes were initially recorded at their amortized cost and are accreted to their redemption value over the estimated conversion period using the effective interest method (see Note 6).

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

Share-Based Compensation

We account for restricted stock units (“RSUs”) and other share-based awards granted under our equity compensation plan in accordance with the authoritative guidance for share-based compensation. The fair value of RSUs is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. At December 31, 2025 and 2024, there were no outstanding share-based awards with market or performance conditions.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

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

The following table presents common share equivalents excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2025 and 2024, as the effect of their inclusion would have been anti-dilutive during periods of net loss:

	Year Ended December 31, 2025	Year Ended December 31, 2024

Convertible Notes	1,125,716	1,125,716
Series B Preferred	802,786	802,786
Unvested RSUs	326,678	510,513
Total	2,225,180	2,439,015

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes the requirement that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received) and requires that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Lastly, the guidance eliminates the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis. Retrospective application is permitted. The Company adopted the guidance as of January 1, 2025, which had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

As of December 31, 2025, there are no recently issued accounting standards not yet adopted that may have a material effect on the Company’s consolidated financial statements other than as follows:

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

3.        Fair Value of Financial Instruments

The Company’s financial instruments consist of money market funds as well as an anti-dilution issuance rights liability pursuant to the License Option Agreement with Case Western Reserve University (“CWRU”) (see Note 5). The anti-dilution issuance rights met the definition of a derivative under ASC Topic 815, “Derivatives and Hedging”, and the liability was carried at fair value until the Capital Threshold was met during June 2023, at which point the anti-dilutions rights were extinguished.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2025 and 2024:

		Fair Value Measurements at December 31, 2025 Using
	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,622	$3,622	$–	$–
Total assets	$3,622	$3,622	$–	$–

		Fair Value Measurements at December 31, 2024 Using
	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$115,019	$115,019	$–	$–
Total assets	$115,019	$115,019	$–	$–

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

4.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Crossflo acquisition liability	$177,244	$177,244
Accrued patent expenses	430,873	430,873
Other accrued expenses	47,043	38,733
Total accrued expenses and other current liabilities	$655,160	$646,850

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

In addition, we are responsible for the reimbursement of all past, current and future patent fees incurred by CWRU under the License Agreement. During the years ended December 31, 2025 and 2024, we incurred no patent legal fees expense associated with the License Agreement.

Due to our limited cash position, we did not pay amounts owed to CWRU and on March 22, 2024, we received a notice of termination from CWRU to terminate the License Agreement effective on the notice date. As of December 31, 2025 and 2024, we have accrued $406,973 in accrued patent fees under the License Agreement.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

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

During the years ended December 31, 2025 and 2024, we incurred no intellectual property costs associated with the license agreements with UC San Diego. In addition, for the years ended December 31, 2025 and 2024, we expensed $0 and $7,000, respectively, in aggregate associated with annual maintenance fees under the two license agreements with UC San Diego, which amount is included in research and development expense in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, we have accrued $40,900 in accrued expenses under the license agreements with UC San Diego.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

The May and February Convertible Notes (collectively, the “Convertible Notes”) have no stated maturity date; bear interest at a simple rate equal to eight percent (8.0%) per annum until converted; and automatically convert into the same equity securities issued for cash in the Qualified Financing (as described below), or at the option of the holder, into the same equity securities issued for cash in a Smaller Financing (as described below). Interest on the Convertible Notes is accreted and added to the unpaid principal balance prior to conversion of the Convertible Notes. During the years ended December 31, 2025 and 2024, the Company recorded non-cash interest expense on the Convertible Notes in the amount of $73,332 and $73,533, respectively.

The Convertible Notes will convert into the same equity securities offered in the Qualified Financing or Smaller Financing (“Conversion Shares”), as described below, at a conversion price equal to the lower of (i) the product equal to 80% times the lowest per unit purchase price of the equity securities issued for cash in the Qualified Financing or Smaller Financing, or (ii) $2.377 for the May Convertible Notes (“May Conversion Price”) or $1.00 for the February Convertible Notes (“February Conversion Price”). Pursuant to the February Note Agreement, for each holder of the May Convertible Notes that purchased a February Convertible Note in the amount of (a) $50,000 or (b) an amount equivalent to the principal amount of their May Convertible Note, the conversion price of the May Convertible Notes was adjusted to the February Conversion Price. As of December 31, 2025, the principal amount of Convertible Notes that may be converted at the February Conversion Price was $866,632. In addition, the conversion price may be reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. Upon any conversion of the Convertible Notes in connection with a Qualified Financing or a Smaller Financing, as applicable, the Convertible Notes shall convert immediately prior to the closing thereof, such that the investors paying cash in such Qualified Financing or Smaller Financing, as applicable, are not diluted by the conversion of the Convertible Notes.

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

In addition, in the event of a corporate transaction covering the sale of all or substantially all of the Company’s assets, or merger or consolidation with or into another entity, or change in ownership of at least 50% in voting securities of the Company, the holder of the Convertible Note may elect that either: (a) the Company pay the holder of such Convertible Note an amount equal to the sum of (i) all accrued and unpaid interest due on such Convertible Note and (ii) one and one-half (1.5) times the outstanding principal balance of such Convertible Note; or (b) such Convertible Note will convert into that number of conversion shares equal to the quotient obtained by dividing (i) the outstanding principal balance and unpaid accrued interest of such Convertible Note on the date of conversion by (ii) the May or February Conversion Price, as applicable. In connection with the potential transaction with Oncotelic Therapeutics, Inc. (see Note 12), we received a one-time waiver from the convertible noteholders representing approximately 96% of the principal balance of the Convertible Notes, that no payments of principal and interest would be due under the proposed transaction with Oncotelic Therapeutics, Inc.

Pursuant to ASC Topic 835-30, “Imputation of Interest”, the Convertible Notes were initially recorded at their amortized cost of $916,632 and were being accreted to their redemption value of $1,145,790 (“Redemption Value”) over the estimated conversion period using the effective interest method. During the years ended December 31, 2025 and 2024, the Company recorded $0 and $1,446, respectively, in accretion to redemption value on the Convertible Notes. The Convertible Notes have been accreted to their full Redemption Value as of March 31, 2024.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

7.        Note Payable

On November 18, 2024, we entered into an unsecured convertible promissory note (“Note Purchase Agreement”) with an accredited investor (“Investor”) for proceeds of up to $200,000 to be used for general corporate purposes. On December 4, 2024, the Company received $200,000 under the note purchase agreement and issued an unsecured convertible note bearing interest at a rate of 5% per annum that is due and payable upon closing a financing of at least $10.0 million or convertible into shares of common stock of the Company, at the sole discretion of the accredited investor. The number of shares of common stock to be issued, if converted, would be equal to the unpaid principal amount and accrued and unpaid interest thereon divided by the closing price of our common stock on the date that is one day prior to such election. As of December 31, 2025 and 2024, the Company has accrued $10,741 and $740, respectively, in interest that is included in other accrued expenses within the accompanying consolidated balance sheet.

8.        Stockholders’ Equity (Deficit) and Share-Based Compensation

Stockholders’ Equity (Deficit)

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). We designated 630,000 shares of Series A Convertible Voting Preferred Stock (“Series A Preferred”) and designated and issued 70,000 shares of Series B Convertible Voting Preferred Stock (“Series B Preferred”). As of December 31, 2025 and 2024, there are no shares of Series A Preferred outstanding and 70,000 shares of Series B Preferred outstanding.

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

The Series B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Series B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except equity awards issued and outstanding and reserved for issuance under a board approved equity compensation plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until the Capital Threshold is met. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815 (see Note 3). As of December 31, 2024, the $1 million dollar Capital Threshold was achieved and therefore, there is no remaining derivative liability.

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

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

Share-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, RSUs, and other equity awards to selected participants. On October 21, 2021, the first anniversary date from the adoption date of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan increased to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities. As of December 31, 2025, we have reserved 1,661,966 shares of common stock for issuance under the 2020 Plan, of which 326,678 were subject to outstanding RSUs and 1,335,288 shares were available for future grants of share-based awards.

The cost of all share-based awards will be recognized in the consolidated financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize share-based compensation expense over the period of vesting or period that services will be provided for all time-based awards. Share-based compensation expense for the years ended December 31, 2025 and 2024 was comprised of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Research and development	$–	$4,867
General and administrative	–	–
Total	$–	$4,867

The following summarizes our transaction activity related to RSUs for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	510,513	$3.00
Granted	–	–
Vested	–	–
Forfeited	(183,835)	(2.84)
Nonvested at December 31, 2025	326,678	$3.08

As of December 31, 2025, there was no unrecognized compensation cost related to RSUs. As of December 31, 2025, 14,044 RSUs have vested under the 2020 Plan since its adoption.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

9.        Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Current:
Federal	$–	$–
State	2,400	2,400
Total current	2,400	2,400

Deferred:
Federal	–	–
State	–	–
Total deferred	–	–

Total provision	$2,400	$2,400

The reconciliation of the effective income tax rate to the Federal statutory rate for the years ended December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Statutory federal income tax rate	$21.00%	21.00%
State income tax rate, net of Federal effect	(0.28%)	(0.21%	)
RSU Forfeitures	(16.01%)	0.00%
Other	(0.00%)	(2.34%	)
Change in valuation allowance	(5.06%)	(18.71%	)
Effective income tax rate	$(0.35%)	(0.26%	)

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets (liabilities):
State taxes	$504	$504
Accrued expenses	1,640,139	1,494,515
Investment in affiliated company	–	(6,701)
Share-based compensation expense	300,726	456,105
Impairment of note receivable	208,560	215,261
Capitalized research and development expenses	41,855	62,091
382 limited net operating loss carryforwards	597,262	597,262
Net operating loss carryforwards	764,310	685,824
Valuation allowance	(3,553,356)	(3,504,861)
Net deferred tax asset	$–	$–

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $5,151,086 and $3,165,651 at December 31, 2025, respectively, of which approximately $2,647,108 and $467,980, respectively, are subject to a limitation under IRS Section 382. Approximately $4,776,701 of the federal net operating losses can be carried forward indefinitely with $2,272,724 subject to a limitation under IRS Section 382. The remaining $374,384 of federal net operating losses will expire through 2036. The state net operating losses will expire from 2036 through 2045.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of December 31, 2025, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2019 through December 31, 2025, and we are subject to state and local income tax examinations for the tax years May 31, 2021 through December 31, 2025 due to the carryover of net operating losses.

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the year ended December 31, 2025 and 2024.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

10.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of December 31, 2025, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Operating Lease

We have no lease obligations as of December 31, 2025 and there was no rent expense for the years ended December 31, 2025 and 2024. Employees are working from home offices at no cost to the Company.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

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

During the years ended December 31, 2025 and 2024, we did not incur any related party consulting expenses. Pursuant to the consulting agreements, Dr. Steinmetz, Dr. Pokorski, and Dr. Fiering are initially paid 15% of their monthly amounts up and until the Company is able to raise at least $4 million in new funding. In exchange for the deferral of consulting payments, the Company agreed to grant each of the Related Parties RSU’s with a fair market value equal to 20% of their deferred cash compensation as of the closing date of the financing (the “20% Deferral”). The number of RSU’s to be granted will be calculated based on the closing price of the Company’s common stock on the closing date of the financing and will vest one-year from the date of grant. There was no share-based compensation expense recorded for the years ended December 31, 2025 and 2024 pertaining to the 20% Deferral as the terms are unknown and are based on a future performance trigger. As of December 31, 2025 and 2024, we have accrued $264,375 in accrued consulting fees provided by the Related Parties, which amounts are included in accrued consulting in the accompanying consolidated balance sheets.

In addition, on May 7, 2021, we entered into convertible note purchase agreements with five (5) accredited investors, including three (3) former members of our Board of Directors that participated on the same terms as other accredited investors, in the aggregate principal amount of $575,000. Of such amount, the three former members of our Board of Directors invested $225,000 in aggregate (see Note 6).

Moreover, on February 18, 2022, we entered into convertible note purchase agreements with sixteen (16) accredited investors, including one (1) member of our Board and four (4) former members of our Board that participated on the same terms as other accredited investors, in the aggregate principal amount of $341,632. Of such amount, one member of our Board and four former members of our Board invested $155,000 in aggregate (see Note 6).

On April 26, 2024, we entered into a binding term sheet (“Binding Term Sheet”) with Oncotelic Therapeutics, Inc. (“Oncotelic”), which was unanimously approved by our Board of Directors. Under the terms of the Binding Term Sheet, we plan to achieve certain goals of acquiring new technologies and short-term funding so that we can establish our pipeline, pending the completion of due diligence and other criteria pursuant to the terms of the Binding Term Sheet. Mr. Steven King, our president and CEO is a shareholder and member of the board of directors of Oncotelic with less than 1% ownership of total shares outstanding of Oncotelic, and a paid advisor of Oncotelic (see Note 12). The Binding Term Sheet expired on June 30, 2025.

Mosaic ImmunoEngineering, Inc.
Notes to Consolidated Financial Statements For the Years Ended December 31, 2025 and 2024 (continued)

12.        Oncotelic Therapeutics, Inc. (“Oncotelic”)

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

On May 8, 2024, we entered into a convertible note purchase agreement with Oncotelic for up to $70,000 in funding with interest at a rate of 16% per annum. On December 12, 2024, we repaid the entire outstanding principal of $70,000 along with accrued interest of $6,214. As of December 31, 2025 and 2024, there are no amounts due or outstanding under the convertible note purchase agreement with Oncotelic.

On July 1, 2024, we entered into a Master Services Agreement with Oncotelic whereby we perform advisory and related services in connection with studies and projects. During the years ended December 31, 2025 and 2024, we earned $14,000 and $42,000, respectively, for advisory and related services which is recorded in other income in the accompanying consolidated statements of operations. The Master Services Agreement expired effective February 28, 2025.

13.          Segment Information

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

14.         Subsequent Events

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

